Form 10-Q
period 2021-06-30
Leo Holdings III Corp.
filed 2021-08-16
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes ☒    No ☐
As of August
13
, 2021, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS III CORP
Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2021
Assets:
Current assets:
Cash	$460,232
Prepaid expenses	919,083

Total current assets	1,379,315
Investments held in Trust Account	275,006,781

Total Assets	$276,386,096

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$11,500
Accrued expenses	122,328

Total current liabilities	133,828
Deferred underwriting commissions	9,625,000
Warrant liabilities	12,566,666

Total liabilities	22,325,494
Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 24,906,060 shares subject to possible redemption at $10.00 per share	249,060,600
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,593,940 shares issued and outstanding (excluding 24,906,060 shares subject to possible redemption)	259
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Additional paid-in capital	9,305,166
Accumulated deficit	(4,306,111)

Total shareholders’ equity	5,000,002

Total Liabilities and Shareholders’ Equity	$276,386,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period from January 8, 2021 (Inception) through June 30, 2021
Operating expenses
General and administrative expenses	$461,434	$586,376
Administrative fee - related party	27,884	37,561

Loss from operations	(489,318)	(623,937)
Other income (expenses):
Change in fair value of warrant liabilities	(4,821,666)	(3,413,333)
Offering costs associated with issuance of warrants	—	(275,622)
Net gain from investments held in Trust Account	6,781	6,781

Net loss	$(5,304,203)	$(4,306,111)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,500,000	27,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,875,000	6,608,477

Basic and diluted net loss per share, Class B ordinary shares	$(0.77)	$(0.65)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from January 8, 2021 (Inception) through June 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Sale of units in initial public offering, less fair value of warrant liabilities for public warrants	27,500,000	2,750	—	—	270,377,250	—	270,380,000
Offering costs	—	—	—	—	(15,504,954)	—	(15,504,954)
Excess cash received over the fair value of the private warrants	—	—	—	—	3,466,667	—	3,466,667
Class A ordinary shares subject to possible redemption	(25,436,480)	(2,544)	—	—	(254,362,256)	—	(254,364,800)
Net income	—	—	—	—	—	998,092	998,092

Balance - March 31, 2021 (unaudited)	2,063,520	206	6,900,000	690	4,001,017	998,092	5,000,005
Class B ordinary shares forfeited	—	—	(25,000)	(2)	2	—	—
Class A ordinary shares subject to possible redemption	530,420	53	—	—	5,304,147	—	5,304,200
Net loss	—	—	—	—	—	(5,304,203)	(5,304,203)

Balance - June 30, 2021 (unaudited)	2,593,940	$259	6,875,000	$688	$9,305,166	$(4,306,111)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from
January 8, 2021 (Inception)
through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(4,306,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	3,413,333
Offering costs associated with issuance of warrants	275,622
Net gain from investments held in Trust Account	(6,781)
Changes in operating assets and liabilities:
Prepaid expenses	(894,083)
Accounts payable	11,500
Accrued expenses	37,328

Net cash used in operating activities	(1,469,192)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(275,000,000)

Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	111,835
Repayment of note payable to related party	(111,835)
Proceeds received from initial public offering, gross	275,000,000
Proceeds received from private placement	8,000,000
Offering costs paid	(6,070,576)

Net cash provided by financing activities	276,929,424

Net increase in cash	460,232
Cash - beginning of the period	—

Cash - end of the period	$460,232

Supplemental disclosure of noncash activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions	$9,625,000
Forfeiture of Class B ordinary shares	$2
Initial value of Class A ordinary shares subject to possible redemption	$253,038,210
Change in value of Class A ordinary shares subject to possible redemption	$(3,977,610)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for
the
Company’s

independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
On June 17, 2021, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) by and among Longleaf Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Longleaf Merger Sub II, LLC (“Merger Sub 2”) and Local Bounti Corporation, a Delaware corporation (“Local Bounti”). Pursuant to the merger agreement, each issued and outstanding Class A and Class B ordinary share of the Company will be converted into one share of common stock, par value $0.0001 per share, of the Company (the “New Local Bounti Common Stock”); each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of New Local Bounti Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Company’s warrant agreement.
On the date of closing, Merger Sub 1 will merge with and into Local Bounti, which Local Bounti as the surviving company, followed immediately by the merger of the surviving company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly-owned subsidiary of the Company and, after giving effect to the Mergers, Local Bounti will be a wholly-owned subsidiary of the Company.
Refer to the preliminary proxy statement/consent solicitation statement/prospectus, as filed in
Form S-4
with the Securities and Exchange Commission on July 19, 2021 for additional information.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $460,000 in its operating bank account and working capital of approximately $1.2 million.
The Company’s liquidity needs through June 30, 2021 have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $112,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 2, 2021.
Principles of Consolidation
The condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced any losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC
815-40”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for its warrants issued in connection with its Initial Public and Private Placement, as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using a Monte-Carlo simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities
.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 24,906,060
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share
The Company’s unaudited condensed consolidated statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on investments held in Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Period from
	For the Three Months Ended June 30, 2021	January 8, 2021 (Inception) through June 30, 2021
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Account	$6,781	$6,781

Net income attributable to Class A ordinary shares	$6,781	$6,781
Denominator:
Weighted average shares outstanding of Class A ordinary shares , basic and diluted	27,500,000	27,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator:
Net loss	$(5,304,203)	$(4,306,111)
Less: Net income attributable to Class A ordinary shares	(6,781)	(6,781)

Net loss attributable to Class B ordinary shares	$(5,310,984)	$(4,312,892)
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,875,000	6,608,477

Basic and diluted net loss per share, Class B ordinary shares	$(0.77)	$(0.65)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No.
2020-06,
 “Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Related Party Loans
On January 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest
bearing and payable upon the completion of the Initial Public Offering. As of March 2, 2021, the Company borrowed approximately $112,000 under the Note. The Company repaid the Note in full on March 3, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid approximately $28,000 and $38,000 in expenses in connection with such services for the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Warrants
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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	in whole and not in part;

•
$0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments) for any 20 trading days within the
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note 8 — Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 2,593,940 shares of Class A ordinary shares outstanding, excluding 24,906,060
Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed consolidated balance sheet.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 6,875,000 Class B ordinary shares were issued and outstanding.
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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account – U.S. Treasury Securities	$275,006,781	$—	$—	$275,006,781
Liabilities:
Warrant liabilities – public warrants	$6,380,000	$—	$—	$6,380,000
Warrant liabilities – private warrants	$—	$—	$6,186,666	$6,186,666
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in April 2021.

There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model.
 For the three months ended June 30, 2021 and the period from January 8, 2021 (inception) through ended June 30, 2021, the Company recognized a loss in the fair value of warrant liabilities of approximately $4.8 million and $3.4 million, respectively, presented on the accompanying condensed consolidated statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended June 30, 2021 and the period from January 8, 2021 (inception) through June 30, 2021 is summarized as follows:

Warrant liabilities at January 8, 2021	$—
Issuance of Public and Private Warrants	9,153,333
Change in fair value of warrant liabilities	(1,408,333)

Warrant liabilities at March 31, 2021	7,745,000
Public Warrants transferred to Level 1	(3,905,000)
Change in fair value of warrant liabilities	2,346,666

Warrant liabilities at June 30, 2021	$6,186,666

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the
Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level

3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2021	March 2, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.87	$9.83
Term (in years)	5.25	5.58
Volatility	17.80%	15.10%
Risk-free interest rate	0.91%	0.79%
Dividend yield	—	—
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Leo Holdings III Corp,” “Leo Holdings III,” “our,” “us” or “we” refer to Leo Holdings III Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Proposed Business Combination
On June 17, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”) by and among Longleaf Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Longleaf Merger Sub II, LLC (“Merger Sub 2”) and Local Bounti Corporation, a Delaware corporation (“Local Bounti”). Pursuant to the merger agreement, each issued and outstanding Class A and Class B ordinary share of us will be converted into one share of common stock, par value $0.0001 per share, of us (the “New Local Bounti Common Stock”); each issued and outstanding whole warrant to purchase Class A ordinary shares of us will automatically represent the right to purchase one share of New Local Bounti Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in our warrant agreement.
On the date of closing, Merger Sub 1 will merge with and into Local Bounti, which Local Bounti as the surviving company, followed immediately by the merger of the surviving company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly-owned subsidiary of us and, after giving effect to the Mergers, Local Bounti will be a wholly-owned subsidiary of us.
Refer to the preliminary proxy statement/consent solicitation statement/prospectus, as filed in
Form S-4
with the Securities and Exchange Commission on July 19, 2021 for additional information.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $460,000 in its operating bank account and working capital of approximately $1.2 million.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2021, we had net loss of approximately $5.3 million, which consisted of approximately $461,000 general and administrative expenses, approximately $28,000 in related party administrative fee and a loss of approximately $4.8 million in change in the fair value of warrant liabilities, partially offset by approximately $7,000 of net gain on the investments held in the Trust Account.
For the period from January 8, 2021 (inception) through June 30, 2021, we had net loss of approximately $4.3 million, which consisted of approximately $586,000 general and administrative expenses, approximately $38,000 in related party administrative fee, a loss of approximately $3.4 million in change in the fair value of warrant liabilities, and approximately $276,000 of offering costs associated with issuance of warrants, partially offset by approximately $7,000 of net gain on the investments held in the Trust Account.
Contractual Obligations
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We incurred and paid approximately $28,000 and $38,000 in expenses in connection with such services for the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.
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
Critical Accounting Policies
Class A ordinary shares subject to possible redemption
We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 24,906,060 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Net Income (loss) per Ordinary Share
Our unaudited condensed consolidated statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on investments held in Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-40.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for its warrants issued in connection with its Initial Public and Private Placement, as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using a Monte-Carlo simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements
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
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public, private warrants and units associated with our Forward Purchase Agreement as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form
10-Q
for the period ended March 31, 2021.
Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the condensed consolidated financial statements contained in this Form
10-Q
filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of the previously filed financial statements, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plan included providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 9, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 10, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	LEO HOLDINGS III CORP

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Chief Executive Officer