Form 10-Q
period 2021-09-30
Leo Holdings III Corp.
filed 2021-11-12
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
12
, 2021, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS III CORP
Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Consolidated Statement of Cash Flows for the Period from January 8, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2021
Assets:
Current assets:
Cash	$188,600
Prepaid expenses	771,931

Total current assets	960,531
Investments held in Trust Account	275,013,714

Total Assets	$275,974,245

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable—related party	$26,176
Accrued expenses	451,547

Total current liabilities	477,723
Deferred underwriting commissions	9,625,000
Warrant liabilities	8,341,666

Total liabilities	18,444,389
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 shares at $10.00 per share	275,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Accumulated deficit	(17,470,832)

Total shareholders’ deficit	(17,470,144)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$275,974,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period from January 8, 2021 (Inception) through September 30, 2021
Operating expenses
General and administrative expenses	$716,502	$1,302,878
General and administrative expenses—related party	46,177	83,738

Loss from operations	(762,679)	(1,386,616)
Other income (expenses):
Change in fair value of warrant liabilities	4,225,000	811,667
Offering costs associated with issuance of warrants	—	(275,622)
Net gain from investments held in Trust Account	6,933	13,714

Net income (loss)	$3,469,254	$(836,857)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,500,000	22,880,859

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,875,000	6,728,027

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 8, 2021 (inception)	—	$ —	—	$ —	$ —	$ —	$ —
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	3,466,667	—	3,466,667
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(3,490,977)	(16,633,977)	(20,124,954)
Net income	—	—	—	—	—	998,092	998,092

Balance—March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(15,635,885)	(15,635,195)
Class B ordinary shares forfeited	—	—	(25,000)	(2)	2	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital and accumulated deficit					(2)	2	—
Net loss	—	—	—	—	—	(5,304,203)	(5,304,203)

Balance—June 30, 2021 (unaudited)	—	—	6,875,000	688	—	(20,940,086)	(20,939,398)
Net income	—	—	—	—	—	3,469,254	3,469,254

Balance—September 30, 2021 (unaudited)	—	$—	6,875,000	$688	$—	$(17,470,832)	$(17,470,144)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from January 8, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(836,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(811,667)
Offering costs associated with issuance of warrants	275,622
Net gain from investments held in Trust Account	(13,714)
Changes in operating assets and liabilities:
Prepaid expenses	(746,931)
Accounts payable—related party	26,176
Accrued expenses	366,547

Net cash used in operating activities	(1,740,824)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(275,000,000)

Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	111,835
Repayment of note payable to related party	(111,835)
Proceeds received from initial public offering, gross	275,000,000
Proceeds received from private placement	8,000,000
Offering costs paid	(6,070,576)

Net cash provided by financing activities	276,929,424

Net increase in cash	188,600
Cash—beginning of the period	—

Cash—end of the period	$188,600

Supplemental disclosure of noncash activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions	$9,625,000
Forfeiture of Class B ordinary shares	$2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Leo Holdings III Corp (the “Company”) was incorporated as a Cayman Islands exempted company on January 8. 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for a target business in the consumer sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
On the date of closing, subject to the conditions set forth in the merger agreement, Merger Sub 1 will merge with and into Local Bounti, which Local Bounti as the surviving company, followed immediately by the merger of the surviving company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly-owned subsidiary of the Company and, after giving effect to the Mergers, Local Bounti will be a wholly-owned subsidiary of the Company.
On July 19, 2021, the Company filed a registration statement on Form S-4 (File No. 333-257997) (as amended
or supplemented, the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) in connection with the Business Combination. On October 20, 2021, the Registration Statement was declared effective by the SEC, and the Company filed a definitive joint proxy statement/prospectus (the “definitive joint proxy statement/prospectus”) for the solicitation of proxies in connection with (i) an extraordinary general meeting of the Company’s shareholders to be held on November 16, 2021 to consider and vote on, among other proposals, a proposal to approve the Merger Agreement and the business combination and (ii) a special meeting of the Company’s public warrant holders to be held on November 16, 2021 to consider and vote on, among other proposals, a proposal to amend certain provisions of the Company’s outstanding warrants. Refer to the definitive joint proxy statement/prospectus for additional information.
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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $189,000 in its operating bank account and working capital of approximately $483,000.
The Company’s liquidity needs through September 30, 2021 have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $112,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods thereafter.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 2, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.3 million in additional paid-in
capital and a charge of approximately $16.7 million to accumulated deficit, as well as a reclassification of 2,196,179 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 9, 2021 and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $20.6 million and $25.9 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced any losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheet.
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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,833,333 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Period from January 8, 2021 (Inception)
	September 30, 2021		through September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,775,403	$693,851	$(646,698)	$(190,159)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,500,000	6,875,000	22,880,859	6,728,027

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.03)	$(0.03)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 8, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.
Note 3—Initial Public Offering
On March 2, 2021, the Company consummated its Initial Public Offering of 27,500,000 Units, including 3,500,000 Over-Allotment Units to partially cover over-allotments, at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.8 million, of which approximately $9.6 million was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share, and one-fifth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).
Note 4—Private Placement Warrants
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
Note 5—Related Party Transactions
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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid approximately $30,000 and $58,000 in expenses in connection with such services for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, approximately $16,000 in expenses in connection with compliance services with related party was outstanding, as reflected in the accompanying unaudited condensed consolidated balance sheet.
Note 6—Commitments and Contingencies
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
Note 7—Warrants
As of September 30, 2021, there were 5,500,000 Public Warrants and 5,333,333 Private Placement Warrants outstanding.
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

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$275,000,000
Less:
Fair value of Public Warrants at issuance	(4,620,000)
Offering costs allocated to Class A ordinary shares	(15,504,954)
Plus:
Accretion on Class A ordinary shares to redemption value	20,124,954

Class A ordinary shares subject to possible redemption	$275,000,000

Note 9—Shareholders’ Deficit
Preference Shares -
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 28,750,000 shares of Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 6,875,000 Class B ordinary shares were issued and outstanding.
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
Note 10—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$275,013,714	$—	$—	$275,013,714
Liabilities:
Warrant liabilities - public warrants	$4,235,000	$—	$—	$4,235,000
Warrant liabilities - private warrants	$—	$—	$4,106,666	$4,106,666
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in April 2021.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the three months ended September 30, 2021 and the period from January 8, 2021 (inception) through September 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $4.2 million and $812,000, respectively, presented on the accompanying condensed consolidated statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended September 30, 2021 and the period from January 8, 2021 (inception) through September 30, 2021 is summarized as follows:

Warrant liabilities at January 8, 2021 (inception)	$—
Issuance of Public and Private Warrants	9,153,333
Change in fair value of warrant liabilities	(1,408,333)

Warrant liabilities at March 31, 2021	7,745,000
Public Warrants transferred to Level 1	(3,905,000)
Change in fair value of warrant liabilities	2,346,666

Warrant liabilities at June 30, 2021	6,186,666
Change in fair value of warrant liabilities	(2,080,000)

Warrant liabilities at September 30, 2021	$4,106,666

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	March 2, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.94	$9.83
Term (in years)	5.09	5.58
Volatility	12.90%	15.10%
Risk-free interest rate	0.99%	0.79%
Dividend yield	0.0%	0.0%

LEO HOLDINGS III CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Subsequent Events
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
Revision to Previously Reported Financial Statements
In preparation of our unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, we concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, its charter currently provides that, we will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, we revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, we present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. Under this approach, the previously issued financial statement included as an exhibit to our Form
8-K
filed with the SEC on March 9, 2021 and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we have revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of us.
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
On the date of closing, subject to the conditions set forth in the merger agreement, Merger Sub 1 will merge with and into Local Bounti, which Local Bounti as the surviving company, followed immediately by the merger of the surviving company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly-owned subsidiary of us and, after giving effect to the Mergers, Local Bounti will be a wholly-owned subsidiary of us.

Refer to the proxy statement/consent solicitation statement/prospectus, as filed in Form
S-4
with the Securities and Exchange Commission on October 7, 2021 for additional information.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $189,000 in its operating bank account and working capital of approximately $483,000.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended September 30, 2021, we had net income of approximately $3.5 million, which consisted of approximately $4.2 million in change in the fair value of warrant liabilities and approximately $7,000 of net gain on the investments held in the Trust Account, partially offset by approximately $717,000 general and administrative expenses and approximately $46,000 in related party general and administrative fee.
For the period from January 8, 2021 (inception) through September 30, 2021, we had net loss of approximately $837,000, which consisted of approximately $1.3 million general and administrative expenses, approximately $84,000 in related party general and administrative fee and approximately $276,000 of offering costs associated with issuance of warrants, partially offset by approximately $812,000 in change in the fair value of warrant liabilities and approximately $14,000 of net gain on the investments held in the Trust Account.

Contractual Obligations
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We incurred and paid approximately $30,000 and $58,000 in expenses in connection with such services for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, approximately $16,000 in expenses in connection with compliance services with related party was outstanding, as reflected in the accompanying unaudited condensed consolidated balance sheet.
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
Critical Accounting Policies
Class A ordinary shares subject to possible redemption
We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Net Income (loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,833,333 Class A ordinary shares in calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.
PART
II-OTHER
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

Dated: November 12, 2021	LEO HOLDINGS III CORP

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Chief Executive Officer