Form 10-Q/A
period 2021-09-30
Local Bounti Corporation/DE
filed 2021-12-08
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-40125	98-1584830
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

490 Foley Lane
Hamilton, MT	59840
(Address Of Principal Executive Offices)	(Zip Code)
(406)
361-3711
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange
Warrants, each exercisable for one share of Common Stock for $11.50 per share	LOCL WS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act
).     Yes
☒
    No  ☐
As of
December 7, 2021,
 86,344,881

shares of common stock, par value $0.0001 per share, were issued and outstanding.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Consolidated Statement of Cash Flows for the Period from January 8, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

EXPLANATORY NOTE
Local Bounti Corporation, formerly known as Leo Holdings III Corp (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on this Form
10-Q/A
for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 (the “First Amendment”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Form
10-Q”)
to amend and restate the Company’s September 30, 2021 Quarterly Report on Form
10-Q,
as further described below.
This amended and restated report on Form
10-Q/A
is presented as of the filing date of the Original Form
10-Q
and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amendment No. 1 on Form
10-Q/A
should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form
10-Q.
The Company is filing this First Amendment on Form
10-Q/A
to reflect a restatement of the Company’s financial statements as of March 2, 2021, as of and for the period ended March 31, 2021 and as of and for the period ended June 30, 2021 to correct errors in the Company’s classification of public shares as permanent equity, and a restatement related to the material weakness conclusion as of and for the period ended September 30, 2021 as further described below.
On November 19, 2021, subsequent to the fiscal quarter ended September 30, 2021, Leo Holdings III Corp, our predecessor and a Delaware corporation (“Leo III”), consummated the previously announced business combination pursuant to the agreement and plan of merger, dated as of June 17, 2021 (the “Merger Agreement”), by and among Leo III, Longleaf Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Longleaf Merger Sub II, LLC (“Merger Sub 2”) and Local Bounti Corporation, a Delaware corporation (“Legacy Local Bounti”). Pursuant to the Merger Agreement, Leo III acquired Legacy Local Bounti, by way of a series of mergers with Merger Sub 1 and Merger Sub 2, with Legacy Local Bounti becoming a direct subsidiary of Leo III as a result thereof (the “Business Combination”).
On November 16, 2021, Leo III held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the Leo III shareholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement and related agreements described in the proxy statement/prospectus related thereto.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on November 19, 2021 (the “Closing Date”), the Business Combination was consummated (the “Closing”).
On November 22, 2021, the business day following the Closing Date, the Company’s common stock and warrants began trading on the New York Stock Exchange under the symbols “LOCL” and “LOCL WS.” Leo III’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the New York Stock Exchange.
Unless stated otherwise, this report contains information about Leo III before the consummation of the Business Combination. References to the “Company” in this report refer to Leo III before the consummation of the Business Combination.
Background of Restatement
In the Company’s previously issued financial statements as of March 2, 2021, March 31, 2021 and June 30, 2021, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company could consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001 under the Company’s charter. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it was deemed appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.” Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with this First Amendment, the Company revised this interpretation to include temporary equity in net tangible assets.
Therefore, management
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity.
The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate all of the Company’s previously issued financial statements to report all public shares as temporary equity as of March 2, 2021, as of and for the period ended March 31, 2021 and as of and for the period ended June 30, 2021, and the material weakness conclusion as of and for the period ended September 30, 2021.
This First Amendment on Form
10-Q/A
sets forth the Original Form
10-Q
in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form
10-Q
have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form
10-Q,
and such forward-looking statements should be read in their historical context.
The following items have been amended as a result of the restatement:
Part I, Item 1, “Financial Statements”; and
Part I, Item 4, “Controls and Procedures.”
In accordance with applicable SEC rules, this First Amendment on Form
10-Q/A
includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule
12b-15.

Refer to Note 2, Restatement of Previously Issued Financial Statements of this Form
10-Q/A
for additional information and for the summary of the accounting impacts of these adjustments to the Company’s financial statements as of March 2, 2021, as of and for the period ended March 31, 2021 and as of and for the period ended June 30, 2021.
The Company previously identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, which was remediated during the quarter ended September 30, 2021. As a result of the restatement described in this First Amendment on Form
10-Q/A,
the Company has concluded there was a material weakness in the Company’s internal control over financial reporting at the time the abovementioned financial statements were issued, and its disclosure controls and procedures were not effective at the time the abovementioned financial statements were issued.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2021
Assets:
Current assets:
Cash	$188,600
Prepaid expenses	771,931

Total current assets	960,531
Investments held in Trust Account	275,013,714

Total Assets	$275,974,245

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable—related party	$26,176
Accrued expenses	451,547

Total current liabilities	477,723
Deferred underwriting commissions	9,625,000
Warrant liabilities	8,341,666

Total liabilities	18,444,389
Commitments and Contingencies (Note 7 )
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 shares at $10.00 per share	275,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Accumulated deficit	(17,470,832)

Total shareholders’ deficit	(17,470,144)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$275,974,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period from January 8, 2021 (Inception) through September 30, 2021

Operating expenses
General and administrative expenses	$716,502	$1,302,878
General and administrative expenses—related party	46,177	83,738

Loss from operations	(762,679)	(1,386,616)
Other income (expenses):
Change in fair value of warrant liabilities	4,225,000	811,667
Offering costs associated with issuance of warrants	—	(275,622)
Net gain from investments held in Trust Account	6,933	13,714

Net income (loss)	$3,469,254	$(836,857)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,500,000	22,880,859

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,875,000	6,728,027

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	3,466,667	—	3,466,667
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(3,490,977)	(16,633,977)	(20,124,954)
Net income	—	—	—	—	—	998,092	998,092

Balance—March 31, 2021 (unaudited ), as restated	—	—	6,900,000	690	—	(15,635,885)	(15,635,195)
Class B ordinary shares forfeited	—	—	(25,000)	(2)	2	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital and accumulated deficit					(2)	2	—
Net loss	—	—	—	—	—	(5,304,203)	(5,304,203)

Balance—June 30, 2021 (unaudited ), as restated	—	—	6,875,000	688	—	(20,940,086)	(20,939,398)
Net income	—	—	—	—	—	3,469,254	3,469,254

Balance—September 30, 2021 (unaudited)	—	$—	6,875,000	$688	$—	$(17,470,832)	$(17,470,144)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
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

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
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
The Company’s sponsor is Leo Investors III LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, the Company consummated its Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,500,000 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.8 million, of which approximately $9.6 million was for deferred underwriting commissions (Note
7
).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.0 million, and incurring offering costs of approximately $11,000 (Note
5
).
Upon the closing of the Initial Public Offering and the Private Placement, $275.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company
will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note
7
). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note
5
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business
Combination.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only
$10.00

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

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $189,000 in its operating bank account and working capital of approximately $483,000.
The Company’s liquidity needs through September 30, 2021 have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $112,000 from the Sponsor pursuant to the Note (as defined in Note
6
), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
6
). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2—Restatement of Previously Reported Financial Statements
The Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
8-K
filed with the SEC on March 2, 2021 (the
“Post-IPO
Balance Sheet”) and the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented
Post-IPO
Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the carrying value of the redeemable Class A ordinary shares in the
Post-IPO
Balance Sheet resulted in a reclassification of approximately 2.2 million Class A ordinary shares from permanent equity to temporary equity. The impact of the restatement to the
Post-IPO
Balance Sheet is as follows:

	As of March 2, 2021
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total assets	$277,526,800	$—	$277,526,800

Liabilities and shareholders’ equity (deficit)
Total current liabilities	$710,251	$—	$710,251
Deferred underwriting commissions	9,625,000	—	9,625,000
Warrant liabilities	9,153,333	—	9,153,333

Total liabilities	19,488,584	—	19,488,584
Class A ordinary shares subject to possible redemption	253,038,210	21,961,790	275,000,000
Shareholders’ equity (deficit)
Preference shares	—	—	—
Class A ordinary shares	220	(220)	—
Class B ordinary shares	690	—	690
Additional paid-in-capital	5,327,593	(5,327,593)	—
Accumulated deficit	(328,497)	(16,633,977)	(16,962,474)

Total shareholders’ equity (deficit)	5,000,006	(21,961,790)	(16,961,784)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$277,526,800	$—	$277,526,800

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 2.1 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$276,867,209	$—	$276,867,209

Total liabilities	17,502,404	—	17,502,404
Class A ordinary shares subject to possible redemption	254,364,800	20,635,200	275,000,000
Shareholders’ equity (deficit)
Preference shares	—	—	—
Class A ordinary shares	206	(206)	—
Class B ordinary shares	690	—	690
Additional paid-in-capital	4,001,017	(4,001,017)	—
Retained earnings (accumulated deficit)	998,092	(16,633,977)	(15,635,885)

Total shareholders’ equity (deficit)	5,000,005	(20,635,200)	(15,635,195)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$276,867,209	$—	$276,867,209

The Company’s unaudited statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the period from January 8, 2021 (inception) through March 31, 2021:

	For the Period from January 8, 2021 (Inception) through March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$253,038,210	$(253,038,210)	$—
Change in fair value of Class A ordinary shares subject to possible redemption	$1,326,590	$(1,326,590)	$—
Accretion of Class A ordinary shares subject to redemption amount	$—	$20,124,954	$20,124,954
The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 2.6 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$276,386,096	$—	$276,386,096

Total liabilities	22,325,494	—	22,325,494
Class A ordinary shares subject to possible redemption	249,060,600	25,939,400	275,000,000
Shareholders’ equity (deficit)
Preference shares	—	—	—
Class A ordinary shares	259	(259)	—
Class B ordinary shares	688	—	688
Additional paid-in-capital	9,305,166	(9,305,166)	—
Accumulated deficit	(4,306,111)	(16,633,975)	(20,940,086)

Total shareholders’ equity (deficit)	5,000,002	(25,939,400)	(20,939,398)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$276,386,096	$—	$276,386,096

The Company’s unaudited statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the period from January 8, 2021 (inception) through June 30, 2021:

	For the Period from January 8, 2021 (Inception) through June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$253,038,210	$(253,038,210)	$—
Change in fair value of Class A ordinary shares subject to possible redemption	$(3,977,610)	$3,977,610	$—
Accretion of Class A ordinary shares subject to redemption amount	$—	$20,124,954	$20,124,954

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shares pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	For the Period from January 8, 2021 (Inception) through March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$998,092	$—	$998,092

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,500,000	(16,198,630)	11,301,370
Basic and diluted net income per share, Class A ordinary shares	$—	$0.06	$0.06
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,316,265	43,324	6,359,589
Basic and diluted net income per share, Class B ordinary shares	$0.16	$(0.10)	$0.06

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(5,304,203)	$—	$(5,304,203)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,500,000	—	27,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.15)	$(0.15)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,875,000	—	6,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.77)	$0.62	$(0.15)

	For the Period from January 8, 2021 (Inception) through June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(4,306,111)	$—	$(4,306,111)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,500,000	(7,210,366)	20,289,634
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.16)	$(0.16)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,608,477	37,102	6,645,579
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.65)	$0.49	$(0.16)
Note 3—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
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
Principles of Consolidation
The condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter- company accounts and transactions are eliminated in consolidation.
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

1
0

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

1
1

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
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

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Note 4—Initial Public Offering
On March
2, 2021, the Company consummated its Initial Public Offering of 27,500,000 Units, including 3,500,000 Over-Allotment Units to partially cover over-allotments, at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.8 million, of which approximately $9.6 million was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share, and one-fifth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
10
).
Note 5—Private Placement Warrants
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
Note 6—Related Party Transactions
Founder Shares
On January
18, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On February 25, 2021, the Company effected a share capitalization, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on March 2, 2021 to purchase an addition of 3,500,000 Units, with the remaining portion of the over-allotment option expiring at the conclusion of the
45
-day
option period. As a result of the partial exercise of the over- allotment option
, 25,000 Founder Shares were forfeited.
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

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 7—Commitments and Contingencies
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
Note 8—Warrants
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

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 9—Class A Ordinary Shares Subject to Possible Redemption
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

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10—Shareholders’ Deficit
Preference Shares - The
Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The
Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 28,750,000 shares of Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note
9
).
Class B Ordinary
Shares-The
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
Note 11—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

1
6

LOCAL BOUNTI CORPORATION (F/K/A LEO HOLDINGS III CORP)
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
Note 12—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements
, except as disclosed in Note 2 and below
.
The Company held an extraordinary general meeting of shareholders (the “extraordinary general meeting”) on November 16, 2021. At the extraordinary general meeting, the Company’s shareholders considered and adopted, among other matters, the merger agreement (See Note 1 for further detail).
On November 23, 2021, the Company consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger (the “merger agreement”) by and among Longleaf Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Longleaf Merger Sub II, LLC (“Merger Sub 2”) and Legacy Local Bounti.(See Note 1 for further detail).

1
7

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
10-Q/A
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
Upon the closing of the Initial Public Offering and the Private Placement, $275.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
Restatement to Previously Reported Financial Statements
We concluded we should restate our previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of our Class A ordinary shares in permanent equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, we have revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the corrections and have determined that the related impact was material to the previously filed financial statements that contained the error, reported in our Form 8-K filed with the SEC on March 2, 2021 (the “Post-IPO Balance Sheet”) and our Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, we, in consultation with our Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of our Initial Public Offering and the Over-Allotment. As such, we are reporting these restatements to those periods in this quarterly report. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares in the Post-IPO Balance Sheet resulted in a reclassification of approximately 0.9 million Class A ordinary shares from permanent equity to temporary equity.
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
Underwriting Agreement
We granted the underwriter a
45-day
option from the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on March 2, 2021 to purchase an additional 3,500,000 Over-Allotment Units. The remaining unexercised over- allotment option expired at the conclusion of the
45-day
option period.
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
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Item 4. Controls and Procedures (As Revised)
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments and presentation of earnings per share which, due to its material impact on our financial statements, we determined to be a material weakness.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this First

Amendment on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company previously identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. As a result of the restatement described in this First Amendment on Form
10-Q/A,
management has identified a material weakness in internal controls related to complex financial instruments and earnings per share, as described above.
Remediation Plan
Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, earnings per share and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q/A,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 9, 2021 and the Quarterly Report on Form
10-Q/A
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

Dated: December 8, 2021	LOCAL BOUNTI CORPORATION

	By:	/s/ Kathleen Valiasek
	Name:	Kathleen Valiasek
	Title:	Chief Financial Officer

24