Form 10-K
period 2021-12-31
Local Bounti Corporation/DE
filed 2022-03-30
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-40125		98-1584830
(State or other jurisdiction of incorporation or organization)	(Commission File Number)		(I.R.S Employer Identification No.)
490 Foley Lane	Hamilton	MT	59840
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (406) 361-3711

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange
Warrants, each exercisable for one share of Common Stock for $11.50 per share	LOCL WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $271.4 million as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Local Bounti Corporation’s common stock was 86,465,757 at March 25, 2022.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of this Annual Report; therefore, our actual results could differ materially from those expressed, implied or forecast in any such forward-looking statements. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.
Additional Information
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the "Company," "Local Bounti," "we," "us," "our" and similar terms refer to Local Bounti Corporation (f/k/a Leo Holdings III Corp ("Leo") and its consolidated subsidiaries (including Local Bounti Operating Company LLC or "Legacy Local Bounti"). References to "Leo" refer to our predecessor company prior to the consummation of the Business Combination (as defined in Item 7 below).
 PART I

Item 1. Business

Our Mission and Vision
Our mission is to bring our farm to your kitchen. Our vision is to deliver the freshest, locally grown produce over the fewest food miles. We believe that happy plants make happy taste buds and we are committed to reimagining the standards of freshness. We also believe that local is the best kind of business, and we are committed to helping communities thrive for generations to come. We are committed to building empowered local teams. Together, we believe we are capable of extraordinary things.
Company Overview
Local Bounti was founded in August 2018 and is headquartered in Hamilton, Montana. Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown living lettuce, herbs, and loose leaf lettuce. Local Bounti utilizes patent pending Stack & Flow Technology™, which is a hybrid of vertical farming and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through our CEA process, it is our goal to produce our products in an environmentally sustainable manner that will increase harvest efficiency, limit water usage and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and that the products are non-genetically modified organisms ("non-GMO") and use significantly less pesticides and herbicides than traditional farming operations. Our products use 90% less water and 90% less land than conventional agriculture to produce its products. Our first CEA facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully added seven additional greenhouses bringing our total producing greenhouses to twelve at the Montana Facility. With the additional capacity in place, the farm is producing commercial produce in approximately half of the facility, with the balance focused on research and development, to include new products, technology, and systems designs.
Importantly, the Company continues to exceed its expectations for crop cycle improvement for its commercial butter lettuce, which as of December 31, 2021 was 17 turns annually compared to nine turns achieved in 2020, representing an 88% improvement year-over-year. Notably, this performance already exceeds the Company’s long-term assumptions that were previously reported and performance within its trials are generating further gains.

Local Bounti’s founders are Travis M. Joyner and Craig M. Hurlbert, business partners with a track record of building and managing capital-intensive, commodity-based businesses in energy, water, and industrial technology. After initially setting out to invest in a CEA business, Travis and Craig could not find a suitable existing business or technology in which to invest. Instead, they took a clean sheet approach and began to build a business with long-term CEA leadership in mind and a focus on unit economics and sustainability. With this background, we created our high yield and low-cost Stack & Flow Technology™.

Recent Developments

On March 14, 2022, we entered into a definitive agreement to acquire California-based complementary indoor farming company Hollandia Produce Group, Inc., which operates under the name Pete’s® ("Pete's"), for total consideration of $122.5 million, subject to customary adjustments (the "Pete's Acquisition"). The Pete's Acquisition consideration will be comprised of $92.5 million in cash, expected to be provided pursuant to Local Bounti’s existing lending facility with Cargill Financial Services International, Inc. ("Cargill Financial"), and the remaining $30.0 million of consideration payable in shares of Local Bounti common stock.

Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two operating facilities in California and one under construction in Georgia which is scheduled to begin operations in the second quarter of 2022. Pete’s has distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, as well as Whole Foods and AmazonFresh. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80 percent share of the CEA market within the Western U.S. – as well as packaged salad and cress. Pete’s has been in operation for over 50 years while focusing the last 25 years in leafy greens, has long-standing relationships with the majority of its customers, and has a demonstrated track record of generating positive EBITDA.

Local Bounti plans to install its patent pending Stack & Flow Technology™ at Pete's facilities, combining the best aspects of vertical farming and greenhouse growing technologies to deliver higher yields of diverse leafy greens at superior unit economics. The Pete's Acquisition also allows Local Bounti to gain access to Pete’s existing retail customer base of more than 10,000 retail locations nationwide.

Local Bounti expects to close the Pete’s Acquisition in the second quarter of 2022.

Business Summary
We are differentiated by our focus on unit economics, modular and locally distributed strategy, brand and product diversity and strong focus on sustainability.

Our focus on unit economics defines our execution strategy, which underpins our value proposition and enhances value for all stakeholders as depicted in the diagram below.

Our hybrid facility design is at the core of our focus on unit economics and serves as a platform intended to grow margins through investment in technology and in the future, plant genetics. In our facility configuration, we grow plants during their early development period "stacked" in a space and energy efficient vertical nursery. This configuration reduces facility square footage and increases returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment hydroponic greenhouses, where young plants accelerate growth when exposed to a specified set of conditions involving natural light, temperature, humidity, carbon dioxide, nutrients, pH balance and other key elements. With this approach, we believe that by 2025 our facilities yield 1.5 to 2.0 times more produce than traditional hydroponic greenhouse farms and, we believe can be built for a cost of approximately 3.0 times run rate EBITDA generation, a build multiple up to two times lower than targets published by CEA competitors for loose leaf lettuce. Additionally, our greenhouse configuration is organized in a highly modular layout with our proprietary control center technology suite we are developing to centralize operational control. Our control center technology suite provides for remote monitoring of our operations to efficiently collect and analyze information to drive yields, reduce risk, and grow product more consistently.

We use flexible, modular facility designs to enable rapid expansion near major population centers. The Company is assessing its pipeline of future farm locations to maximize Pete’s national distribution footprint upon the anticipated closing of the Pete’s Acquisition. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally and sustainably grown produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those anticipated to be acquired with the Pete’s Acquisition, we will update facilities using our Stack & Flow Technology™. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.

Our branded loose leaf lettuce, living lettuce and living herbs are currently sold at more than 500 retail locations in nine states (Montana, Oregon, Washington, Utah, Idaho, Colorado, Wyoming, Nevada, Arizona), including Albertsons, Associated Food Stores and URM under banners such as Rosauers, Super 1 Foods and Yoke’s Fresh Market. In the future, we plan to co-locate with nationally recognized distributors in order to leverage their existing distribution networks and thereby decreasing further the carbon footprint by not adding additional distribution networks. In 2021, we offered eight stock keeping units ("SKUs") and intend to expand to between 15 and 25 SKUs by the end of 2022 to meet customer demand. The additional target SKUs will include blends that incorporate spinach, kale, and arugula all continuing to grow in popularity in American households. We believe the power of our brand and the quality of our products allow customers and consumers to associate Local Bounti produce with freshness and sustainability, and choose our products to enhance their diets while safeguarding the environment. Paired with our geographically distributed production, we believe that our branding and SKU diversity will allow us to capture greater market share with customers and consumers who seek a diversity of leafy green produce and are oriented to locally-produced, sustainable food.

Retail Store Count Timeline
Sustainability is at the core of our business focus, and our business directly addresses 12 of the 17 United Nations ("U.N.") Sustainable Development Goals. Our farming practices use 90% less land and water than traditional farming, and our usage of pesticides and herbicides is significantly lower as compared to field grown lettuce. Compared to field-grown loose leaf lettuce, our lettuce and herbs contain 10 to 1,000 times less bacteria than conventional farming, leading to a three to five times longer shelf life, which greatly reduces waste for both customers and consumers. Our local production facilities enable lower greenhouse gas emissions associated with transportation and provide greater access to fresh produce. We believe that our production methods also yield significantly greater worker welfare compared to traditional farming methods due to the type of farming inherent with the use of CEA technology (i.e., indoors). This is also central to our commitment to grow our people, which is as critical to us as growing our produce.
Market Overview
According to the U.N., by 2050, the global population is projected to be 9.8 billion with about 68% of the population living in an urban area, which presents challenges around energy, transportation, housing and food availability. In addition, consumer demands are challenging agriculture businesses to produce food in ways that are more safe, transparent, personalized, and sustainable.

Expanding Global Agriculture Crisis. The world is facing a rapidly expanding global agriculture crisis. According to a report released by the U.N. and its partners in 2020, we will need significantly more capacity to produce approximately 70% more food to feed the world’s population by 2050, but there will not be enough arable land and water for traditional agriculture to meet these needs. According to studies from The University of Sheffield, the world has lost more than 30% of its arable land in just the last 40 years, and approximately 60% of total global cropland has been depleted from irrigation usage. Significant enhancements in food production are also needed in the near term as the U.N. Food and Agriculture Organization estimates that a quarter of the world’s population is "food insecure," which means it lacks consistent access to enough food for an active, healthy life. According to the international relief agency Mercy Corps, approximately nine million people die annually from hunger while approximately 10% to 30% of agricultural produce spoils before it is sold to consumers.

Increasing focus on healthy eating. Over the past few decades, there has been a growing consumer focus on healthy eating. Individuals are increasingly conscious of their diets and are opting for more fresh vegetables and produce. According to the International Food Information Council’s 2019 Food and Health Survey of American Consumers, 75% of respondents claimed they were eating healthier than a decade ago, including limiting sugar intake, eating less carbohydrates and processed foods, eating more fruits and vegetables, and paying more attention to what they are putting into their bodies. As the trend toward fresh food continues, the market for vegetables and herbs in the United States is expected to reach $30 billion by 2025 and grow 15% annually, according to a report published by S2G Ventures.
Projected US Market Size by Environment, Vegetables & Fresh Cut Herbs ($B)*
Source: S2G report.

Demand for fresh and local produce. We believe consumers are increasingly drawn to local and sustainably grown food due to the freshness of the product, the taste, and a sense of supporting the local economy and environment. However, weather and geography limit the ability for traditional agriculture methods to provide most geographies with sufficient locally grown food year-round, or at all. For example, from November through March, approximately 90% of all leafy vegetables grown in the United States are sourced from Yuma County in southwest Arizona, according to the Yuma County Chamber of Commerce, which is thousands of miles from where much of this food is ultimately consumed.
CEA Overview
CEA is a technology-oriented approach towards plant-based food production and employs enclosed structures to grow plants in a protected environment where optimal growing conditions are maintained. Drivers for growth of CEA include scarcity of resources, such as arable land, water and suitable climate, as well as changing climatic conditions putting increased stress on conventional farming practices. CEA involves increased control over variables which optimizes the plant growing conditions, resulting in higher plant quality and larger production volume while ensuring resource efficiency. These variables include temperature, humidity, carbon dioxide, light, nutrient concentration, and nutrient pH. With a stable control of the plant environment, CEA can provide secure, high quality produce, year-round production of previously seasonal produce and higher production volume compared to conventional farming on the same size land. Moreover, CEA allows for a more efficient use of land and fresh water (up to 90% less water and land than soil-based agriculture), reduced need to use fertilizer or pesticides, reduced carbon emissions as CEA allows operations to be located closer to end-users, reduced food waste, and avoidance of chemical runoff from broad applications of fertilizer associated with field-based agriculture.

CEA growers employ various permutations of growing environments and growing methods to meet customer, operational and other metrics that are important determinants of the CEA operation.

Types of growing environments:

Greenhouse: A glass or polycarbonate structure that uses sunlight in crop production. Variables such as temperature, humidity and sunlight need to be considered carefully when growing produce in greenhouses, particularly during the summer months.

Indoor Farming / Vertical Farming: A crop production that utilizes supplemental lighting such as LED lights and gives the ability to control the environment. This type of controlled environment agriculture often uses a vertical space where plants can be stacked horizontally or in tall towers and may include rooms, warehouses, containers, factories and other converted indoor spaces not usually created for growing crops.
Protected Cropping: A crop production that is grown outdoors with some protection against exogenous elements. The protection may offer value against rain, hail and frost.

Types of growing methods:

Aeroponics: Plants suspended in a closed or semi-closed environment; the exposed roots and lower stem are sprayed with a nutrient-rich water solution.

Aquaponics: Cultivation of plants in a recirculating water medium with aquatic animal wastewater from an adjacent tank of fish, crayfish, prawns or snails. The waste is broken down by bacteria into usable nutrients for the plants.
Hydroponic: Growing plants in a soil-less water or media matrix by bathing roots in a nutrient-rich solution, which can be paired with aquaponics.

The rise of commercially-viable CEA. CEA can offer the food industry resiliency and dependability beyond what traditional agriculture can offer. CEA can produce a broad array of product consistently, year-round, and despite weather or other adverse growing conditions. CEA can also be implemented locally, which reduces the supply-chain risk associated with distanced or international suppliers. Recent events, including the COVID-19 pandemic, have forced grocers, restaurants and other food providers to reconsider their supply chain risk and seek reliable and less variable suppliers. We believe that CEA represents an attractive alternative for industry players seeking greater reliability and will lead to further adoption.

On a more global basis, CEA addresses 12 of the 17 total U.N. Sustainable Development Goals, including:

U.N. Sustainable Development Goal	CEA Benefit

2) Zero Hunger	The flexibility of Local Bounti's locations enables access to fresh, local food from many parts of the world

6) Clean Water and Sanitation	Drastic reduction in water usage in Local Bounti facilities conserves resources and does not produce polluted runoff like traditional, field-based agriculture

7) Affordable and Clean Energy	Local Bounti facilities can be designed to be energy-efficient and sited with near renewable energy supply in the community and/or on-site, as well as take advantage of natural sunlight

8) Decent Work and Economic Growth	Local Bounti provides full time, full year, indoor jobs versus transient, outdoor and seasonal labor in traditional agriculture

9) Industry, Innovation and Infrastructure	Local Bounti spurs investment in sustainable and innovative infrastructure and technology, and provides jobs for local communities

11) Sustainable Cities and Communities	Local Bounti locates facilities in and near urban environments, increasing jobs, taxes and investment in cities

12) Responsible Consumption and Production	Due to reduction in transportation distance and controlled growing conditions, Local Bounti increases product shelf life and reduce food waste throughout the agricultural supply chain, as well as uses less land and fertilizer to grow more

13) Climate Action	Distributed, regional production potential of Local Bounti drastically reduces emissions from food supply chain transportation

14) Life Below Water	Local Bounti eliminates agricultural runoff and uses recycled plastics to reduce the pollution of aquatic habitats

15) Life on Land	Local Bounti utilizes 90% less land and has zero high nutrient runoff and thus reduces the impact on wildlife and the environment

16) Peace Justice and Strong Institutions	Local Bounti's company policies and values include anti-discrimination, human rights, and anti-bribery commitments

17) Partnerships for the Goals	Local Bounti participates in the UN Global Compact and is a member of the GRI community and United Fresh Produce Association/Produce Marketing Association

Large and growing market opportunity for CEA.

Our initial geographic focus has been on the Western region of the United States, which we believe represents a total addressable market ("TAM") of approximately $10.6 billion out of the estimated $30 billion U.S. vegetable and herb TAM in 2025, according to a report published by S2G ventures. We believe the Mountain and West regions of the United States represent attractive target markets given their historical struggles with food scarcity and the greenfield opportunity for us to be the first large-scale CEA operator in many parts of this region. The Pete’s Acquisition helps to advance our focus in these regions, with two existing operational facilities in California. Pete’s also has an operating facility under construction in Georgia which is scheduled to begin operations in the second quarter of 2022. Following the anticipated closing of the Pete’s Acquisition, the Company will be in a position to capture a greater portion of the U.S. TAM. Our location selection analysis suggests that we will be able to build distributed, regional facilities that each serve multiple regional population centers, giving leverage to local production on a regional basis, including as we expand outside of the Western region of the United States. Additionally, we target initial addressable market facility expansion in states with favorable conditions for growth in light industrial production, including favorable state and local processes for facility siting, permitting, construction and operation. Additionally, we may target existing greenhouse or CEA operations for acquisitions if they are strategically located and meet our other business criteria, including, for example, our anticipated Pete’s Acquisition.
Estimated 2025 TAM with Current and In Progress Local Bounti Facility Locations

Canada
WA
MT
ND
ME
OR
MN
ID
SD
WI
NH
NY
MA
CT
WY
MI
CA
NV
IA
PA
NE
IL
IN
OH
UT
CO
WV
KS
MO
KY
VA
Carpinteria
Oxnard
OK
TN
NC
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL

LB Farm

LB Farm, Construction (Temporarily Paused)

Pete's Farm

Pete's Farm, Construction

Distribution

$30bn

2025 U.S. Vegetable and Herb TAM[1]

Source: Local Bounti analysis of publicly available information and research reports.

Our Solution

We believe Local Bounti is positioned as a disruptor to loose leaf lettuce and herbs production by changing the way food is grown with our Farm of the Future™, which focuses on driving profitable unit economics and is based on our patent pending Stack & Flow Technology™.

Our approach combines the features that we found most attractive from vertical farming and traditional hydroponic greenhouse growing to grow plants during their early development in our "stack" phase. This reduces facility square footage, drives capital expenditure and operating expenditure efficiency, increases the annual turns of the farm, and ultimately leads to increased returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment hydroponic greenhouses, where young plant growth is accelerated when exposed to a specified set of conditions, including natural light, temperature, humidity, carbon dioxide, nutrients, pH balance, and other key variables.
Environment Control Variables
We believe that we are well-positioned to redefine environmental, social and governance ("ESG") standards for indoor agriculture while delivering the freshest and highest quality produce to local communities with minimal carbon footprint. The key components to Local Bounti’s strategy are set forth below.
Unit economics focus with technology-driven approach. Local Bounti utilizes proprietary Stack & Flow Technology™, which combines the best of vertical and greenhouse growing technologies, enabling superior unit economics and efficiencies across the production cycle. Plants spend early development in a stacked nursery design, reducing facility square footage. When the plants reach targeted maturity, they are transported to hydroponic greenhouses, which are arranged on horizontal planes with natural sunlight and other controlled environmental variables, resulting in optimal growth conditions specified for each type of plant as well as space and energy efficiency. With less land requirement and fewer days in the greenhouse, our technology enables lower capital expenditure, lower operating expenses, higher labor efficiency and higher yield, and retrofit potential that others lack compared to results published by greenhouse farms and other CEA operations.
Modular and distributed production. Local Bounti uses a modular building system, which reduces time and cost of construction. Facilities are designed for automation and efficiency without being capital intensive. Pre-engineered, off-the-shelf construction and in-house developed technologies are used, which help to lower risks of execution for building and commissioning new production facilities. Our approach is to build geographically distributed production so we can provide our customers with locally-grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. Our current facility Hamilton, Montana was built in 2019 and reached full commercial operation by the second half of 2020. The Montana Facility underwent an expansion which was completed in the third quarter of 2021, and was fully commissioned in the fourth quarter of 2021. Additionally, we are developing a proprietary control center technology suite to enable remote monitoring of our operations to efficiently collect and analyze information to drive yields and grow better products.
Branded product with SKU diversity. Local Bounti sells branded product to food retail customers, including major grocery store operators, such as Albertsons, Associated Food Stores and URM under banners such as Rosauers, Super 1 Foods and Yoke’s Fresh Market. We believe that customers and consumers will associate our brand with high quality, locally-grown produce with better taste, freshness and significantly longer shelf life. Our modular, distributed model and Stack & Flow Technology™ allows for high SKU diversity. In 2021, we offered eight SKUs and intend to expand to between 15 and 25 SKUs by the end of 2022 to meet customer demand. The additional target SKUs will include blends that incorporate spinach, kale, and arugula - all continuing to grow in popularity in American households. We believe that SKU diversity in loose leaf lettuce will allow us to capture more in-store real estate and will result in consumer loyalty across multiple regional markets.
Local Bounti Product Offering

Our Brand Promise

local bounti

Local Bounti Hamilton, MT Product Offering

local bounti
ROMAINE LETTUCE
local bounti
SPRING MIX
local bounti
BUTTER LETTUCE
local bounti
CILANTRO
local bounti
BASIL
local bounti
BUTTER LETTUCE
local bounti
RED & GREEN BLEND
local bounti
CRISPY GREEN LEAF

PESTICIDE RESIDUE FREE

NON-GMO

GREENHOUSE PROTECTED

SUSTAINABLY GROWN

GROWN WITH SUNLIGHT

WEEKS OF FRESHNESS

- Living Herbs
  - Basil
  - Cilantro
- Living Lettuce
  - Butter
- Leafy Greens
  - Green Leaf
  - Red Leaf
  - Butter
  - Romaine
  - Spring Mix

13

Montana Facility. Our Montana Facility was built in 2019 and reached commercial operations in the second half of 2020. The Montana Facility incorporates our patent pending Stack & Flow Technology™, including five operational greenhouses, a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. By leveraging our flexible modular approach, we completed an increase to the capacity of the Montana Facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021, which is now operational, and was fully commissioned in the fourth quarter of 2021. In October 2021, the Company acquired 20 acres of land adjacent to the Montana Facility for a potential research and development facility.
Development Pipeline. The Company is assessing its pipeline of future farm locations to maximize Pete’s national distribution footprint following the anticipated closing of the Pete’s Acquisition. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Given these considerations and the transformational nature of the anticipated Pete’s acquisition, the Company paused its construction of the Pasco facility to ensure that its design is fully optimized to drive best-in-class unit economics and that synergies with Pete’s existing growing systems are considered prior to continuing construction. The Company remains committed to the build-out of the Pasco facility and has completed site preparations, as well as obtained the necessary local and state permits to resume construction of the facility once the Company completes its planning.
Grown with Fewer Pesticides and Herbicides. Local Bounti produce is grown with significantly less pesticides and herbicides than traditional field-grown produce, is non-GMO and is certified by the United States Department of Agriculture ("USDA") as compliant with Harmonized Good Agricultural Practices (GAP Plus+). Local Bounti’s current SKUs are certified Pesticide Residue Free. Upon consummation of the Pete’s Acquisition, the additional SKUs which will be sold under the Pete’s name, will continue our commitment to using fewer pesticides and herbicides. Pete’s SKUs are generally grown with either an Organic (no non-Organic Materials Review Institute ("OMRI") approved fertilizer and no pesticide, herbicide or fungicides; certified as USDA Organic by a third party) or Pesticide Free (no pesticides used) pesticide profile, but are not currently certified Pesticide Residue Free. Following the closing of the Pete’s Acquisition, Local Bounti intends to help Pete’s facilities attain Pesticide Residue Free certifications and ultimately eliminate the use of non-organic pesticides altogether.
Cargill Relationship. In September 2021, Local Bounti Operating Company, along with certain other subsidiaries of the Company, and Cargill Financial Services International, Inc. ("Cargill Financial") entered into (a) a credit agreement (the "Original Senior Credit Agreement") for an up to $150 million multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Original Subordinated Credit Agreement" and, together with the Original Senior Credit Agreement, the "Original Credit Agreements") for an up to $50 million multiple-advance subordinated term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Original Facilities"). On March 14, 2022, Local Bounti and Local Bounti Operating Company, along with certain subsidiaries of the Company, entered into a First Amendment to Credit Agreements and Subordination Agreement (the "Amendment") to amend the Original Credit Agreements and the Original Facilities (as amended, the "Amended Facilities"). The Amendment provides that, subject to and upon the closing of the Pete’s Acquisition, (a) the Pete’s Acquisition will be funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities will be reduced to $170.0 million which is anticipated to be the amount necessary to fund the Pete’s Acquisition, the Property Acquisition (as defined below), the updating of the facilities to be acquired in the Pete’s Acquisition with the Company’s Stack & Flow Technology™ and certain expansion at one facility, (c) the minimum liquidity covenant will be reduced from $30 million to $20 million (inclusive of existing restricted cash on the Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility will increase by 2%, among other matters. As part of the Amendment, the Company agreed to (i) pay a $2.0 million amendment fee and (ii) issue 1,932,931 shares of Common Stock to Cargill Financial (the "Cargill Financial Equity") upon the closing of the Pete’s Acquisition. Additionally, Cargill, Incorporated participated in the PIPE Financing (as defined in Note 3, Business Combination and Recapitalization, to our Consolidated Financial Statements).

Our Competitive Strengths
We believe the following competitive strengths will enable us to capitalize on the expanding opportunity for CEA and locally grown produce.
Ability to drive production yield and lower costs. We designed and purpose-built our Farm of the Future™, which focuses on driving profitable unit economics and is based on our patent pending Stack & Flow Technology™. We are developing a centralized monitoring system which collects, organizes and analyzes data from distributed facilities. Our sophisticated data analytics enable us to continually improve the operations of our facilities and to centrally control key variables such as temperature, humidity, carbon dioxide, light, nutrients and pH balances. We have also implemented additional innovations that shorten growing cycles, improve production yield and lower costs, such as optimizing plant density to increase greenhouse production capacity. Our Montana Facility currently supports a greenhouse crop cycle of 14 to 24 days depending on the SKU. We have further identified a clear roadmap for margin expansion and product diversification with significant visibility into reduced labor cost opportunities and improved profitability. We expect our facility capital cost to EBITDA ratio to be 3.0 times by the end of 2025.

Importantly, the Company continues to exceed its expectations for crop cycle improvement for its commercial butter lettuce, which as of December 31, 2021 was 17 turns annually compared to nine turns achieved in 2020, representing an 88% improvement. Notably, this performance already exceeds the Company’s long-term assumptions that were previously reported and performance within its trials are generating further gains.
Branded products that are strategic for retailers and trusted by consumers. We expect Local Bounti branded products to generate strong customer loyalty by offering affordable, high-quality produce that is locally grown and sustainably sourced. We believe that consumers choose our products because the Local Bounti brand is a promise that the food they eat is sustainably and locally grown, non-GMO, healthy and at the peak of freshness because it is at the retailer’s distribution centers within 24 to 48 hours from harvest. Our produce has a three-to-five week shelf life compared to three-to-five days for traditionally grown produce, which leads to substantially less waste and, in turn, cost savings for grocers as well as consumers. In addition to cost savings from reduced spoilage, we are an increasingly important supplier for our retail grocer customers given our diverse and quality product offerings and reliability. Our CEA methods enable year-round crop production and consistent supply regardless of the local climate or weather conditions.
Highly scalable turnkey platform. Local Bounti’s patent pending Farm of the Future™ facilities are designed to use pre-engineered, pre-fabricated and standardized components to enable efficient expansion with low execution risk or added costs. Our facilities have been purposely designed for rapid expansion, allowing us to potentially build and commission a facility within 15 months of land acquisition, as compared to 21 to 24 months reported by our most direct competitor.
Experienced management team. We have an experienced and passionate management team with deep industry knowledge and a diverse set of core competencies. Our diverse leadership team has operational and brand building experience at Plenty, Bushel Boy Farms, Earthbound Farms, Jacks Links, Chobani, and other established brands. Our Co-CEO, Craig M. Hurlbert, has a track record of building successful businesses through his former roles, including as CEO and Chairman of TAS Energy. Our other Co-CEO, Travis M. Joyner, has a long career in venture capital and management consulting. Our COO, Mark McKinney, has extensive experience in the food industry through his previous roles as CEO of Al Ghurair Foods and his roles with Dole Foods, which included President of Dole Packaged Foods Asia, President and Managing Director of Dole Thailand, and earlier in his career, senior global supply chain management positions with Dole for its Europe, North America and Asia operations. Our CIO, B. David Vosburg Jr., has extensive experience in agricultural technology through his previous roles as CFO of Crop One and CFO of Sensei Ag. Our CFO, Kathleen Valiasek, has extensive experience as a public company CFO, most recently at Amyris.

Growth Strategies
We intend to leverage our competitive strengths to continue to optimize our production and distribution to meet the rising demand for our products through the growth strategies set forth below.
Continue to improve unit economics through technology focus and design improvements. CEA is an emerging industry that is continually benefiting from technological advancement and development. We intend to continue to optimize our facilities through design and materials improvements and by leveraging computer vision, artificial intelligence and robotics to optimize energy and labor usage. Through these enhancements, we believe we can shorten grow cycles to a maximum of seven to 21 days. We also believe we can continue to drive profitability with identified opportunities to reduce packaging costs and with an increasingly efficient cost structure as we gain economies of scale.

Importantly, the Company continues to exceed its expectations for crop cycle improvement for its commercial butter lettuce, which as of December 31, 2021 was 17 turns annually compared to nine turns achieved in 2020, representing an 88% improvement. This performance already exceeds the Company’s long-term assumptions that were previously reported and performance within its trials are generating further gains.

Scale our platform by adding additional capacity and new facilities near our customers. We use flexible, modular facility designs to enable rapid expansion near major population centers. The Company is assessing its pipeline of future farm locations to maximize Pete’s national distribution footprint upon the anticipated closing of the Pete’s Acquisition. Key considerations include meeting known product demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally-grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those anticipated to be acquired with the Pete’s Acquisition, we will update facilities using our Stack & Flow Technology™. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics, and reduce food spoilage and waste.
Continue to develop our brand to further our differentiation and customer and consumer loyalty. We believe we are innovating within the living and loose leaf lettuce and herbs produce category, and we intend to further establish our Local Bounti branded line of products as synonymous with fresh, delicious, locally and sustainably grown food. We will develop and foster these brand associations to accelerate customer adoption, increase brand loyalty and gain greater share of customer grocery spend. As an early CEA mover in our markets, we believe we are capturing customer mind share for locally-sourced produce through our quality products, lively packaging and marketing initiatives. We actively market our brand in partnership with our retailers through retail activation strategies, including in-store displays, circular advertisements, point-of-purchase signage and promotions. We intend to continue to support the customer experience via media strategies – both traditional and digital media – supported by our local-minded approach we will geo-target consumers serving up messaging and awareness at every touchpoint. This will further strengthen brand awareness and loyalty. We believe that our attractive and recyclable packaging will also contribute to the success of our products and we intend to invest in developing even more appealing and sustainable packaging over time. We believe that strategic branding and marketing efforts will be critical to growing our market presence, expanding within our customers as we grow our product line, and building consumer loyalty.
Expand our product line. Utilizing our advanced design and technology features, including strategic partitioning and environment control technology, we intend to leverage our proven ability to efficiently accommodate greater product diversity at our facilities. We believe our differentiated hybrid technology will yield greater product diversity over a reduced footprint. In 2021, we offered eight SKUs and intend to expand to between 15 and 25 SKUs by the end of 2022 to meet customer demand. The additional target SKUs will include blends that incorporate spinach, kale, and arugula - all continuing to grow in popularity in American households. We believe our differentiated branded offering will enable us to capture greater shelf space and in-store real estate at our retailers as we expand our product line, which will in turn expand our consumer visibility.
Continue to develop and diversify our sales channels and geographies. We intend to expand our sales channels where we can enhance our brand and maximize the efficiency of our distribution. We focus on the retail channel and complement our distribution with foodservice. In the future, we plan to co-locate with nationally recognized distributors in order to leverage their existing distribution networks and thereby decreasing further the carbon footprint by not adding additional distribution. We believe that our leading technology and brand will enable licensing and franchising opportunities to other indoor agriculture operators, with minimal capital investment from us. Lastly, global regions with geographic constraints to traditional agriculture, such as the Middle East and parts of Asia have expressed interest in expanding CEA capabilities and represent potential significant opportunities for us to monetize our technology and expertise through international expansion, should we decide to expand into those markets.

Expected High Market Share Capture with Strategic Facility Expansion Plan,
Strong Branding and Broad Product Offering

Continue to invest in research and development and develop genetics and advanced technology. We believe further investment in research and development, advanced technology and in the future, genetics, is critical to our plan to expand margins and increase SKU diversity over the subsequent years. Investment in plant science will enable greater yield optimization, creating plants that are bred for optimal growth in facility environments. We note that plant science and breeding for optimal growth does not mean our plants are genetically modified but are purposefully grown under specific conditions using innovative farming techniques. Additionally, we are developing our own, proprietary control center technology suite that enables remote, centralized control for data-driven environmental control and research and development. Currently this control center technology allows us to manage our Montana Facility efficiently with high data generation and capture. Over time, we plan to build substantial efficiency and research and development through this control center technology, including centralized control to optimize grower resources, data modeling and tracking, and development of crop growth algorithms that can be rapidly tested and rolled out across our fleet of facilities.

Importantly, the Company continues to exceed its expectations for crop cycle improvement for its commercial butter lettuce, which as of December 31, 2021 was 17 turns annually compared to nine turns achieved in 2020, representing an 88% improvement. Notably, this performance already exceeds the Company’s long-term assumptions that were previously reported and performance within its trials are generating further gains.
Leverage our industry leading focus on sustainability. We believe that the CEA space is inherently sustainable. Many of our competitors do not have the commitment to an aggressively transparent process, disclosing the good and bad. Local Bounti is committed to improving our business using the benefits of a consistent, business wide focus on our stakeholders (employees, consumers, customers, communities and investors) and their growing interest in how our actions and products impact them. Our sustainability efforts are already generating tremendous business value with employee engagement, community commitment, and reduction of valuable process inputs. See "Local Bounti Sustainability Plan" below for further information on our Sustainability Program.
Product shelf-life tests have demonstrated our product lasts three to five times longer than competing offerings. We believe our unique technology and process provides customers with longer lasting freshness, higher nutritional content, and less bacteria, mold and yeast due to our controlled indoor environment. We have performed product shelf-life tests which demonstrated that our loose leaf lettuce lasts three to five times longer in the consumer’s refrigerator (assuming purchased on the day of delivery to the purchase point) than one of our organic loose leaf lettuce competitors. Research reports attribute much of this shelf-life extension to the reduced bacteria, mildew and mold achieved using CEA production, as compared to traditionally grown products (even post-harvest washed). Additionally, all of Local Bounti’s products are certified pesticide residue free (excluding new SKUs attained through the proposed Pete’s Acquisition).

Local Bounti Sustainability Plan
Local Bounti’s compact, efficient, and local farms provide fresh produce with minimum transportation distances. Combined with our advanced technologies, the location of our facilities in less developed communities and areas with available supporting resources such as adequate water and renewable energy, Local Bounti believes it has the potential to be among the most sustainable produce suppliers in the nation. We have developed a sustainability program which is aligned with ESG best practices in the CEA space. To increase the visibility of our sustainability activities, our first Sustainability Report was published in December 2021. It reports according to both the Global Reporting Initiative ("GRI") and Sustainability Accounting Standards Board ("SASB") frameworks.

Environment: Our Montana Facility is located in an area with 90%+ greenhouse gas (GHG) free electricity generation and we have committed to producing GHG neutral leafy greens by the year 2030. The short transport distances to our customers dramatically reduces food miles and transportation emissions. Delivering fresher and higher quality product reduces food waste in the supply chain and lowers consumer food waste. Our produce lasts three times longer than non-CEA lettuce due to these conditions. Additionally, we use significantly less pesticides, and our indoor facilities have zero high nutrient water runoff, which is common in traditional agriculture. We currently use recycled polyethylene terephthalate ("rPET") for some of our packaging.

Social – Employees: Being local and producing year round not only allows for competitive produce prices and the opportunity for more consumers to access high quality produce, it also allows our facilities to offer full time, indoor jobs to members of the community, offsetting the seasonal work offered by more traditional agriculture businesses. We are also committed to paying a living wage, hiring locally, and promoting internally by investing in internal and community training programs. At our Montana Facility, our wages, including benefits which start on first day of employment are more than double the state mandated minimum wage. To keep up with the evolving market, we are also committed to engaging our workforce to help us understand any issues with our current strategy and to develop and enhance our indoor agriculture training and internal development opportunities. Effective January 2022, our co-CEOs, Craig M. Hurlbert and Travis M. Joyner decided to reduce their salaries to be in-line with the lowest level of our employees at the Montana Facility, approximately $35 thousand.
Social – Community: We prioritize under-served communities where our facilities are located and as a corporation are and will continue donating produce to our communities. These investments are more impactful and provide better economic and social results in these underserved areas. These investments are supported by large on-going local purchases and significant employment. We used the Federal Opportunity Zone program to help identify communities in need of investments, and our first two (non-Pete's) facilities are in such communities. These two facilities are bringing almost $70 million of capital investment and over 80 new jobs for these locations. We plan to consider underserved communities in our future site selection process as well.
Governance: Local Bounti sees ESG as a competitive advantage and strives to be fully supportive of these endeavors at all levels of the Company. This alignment and focus will aid us in steering our long-term corporate actions in the right direction. Our sustainability program is led by a senior executive who reports directly to the co-CEOs.

Competition
Local Bounti’s competition includes greenhouse operators and other CEA operators such as vertical farming operators. Greenhouse operators grow crops within a sheltered structure on a horizontal plane, while vertical farming operators grow crops in vertically stacked layers indoors.
There are over 9,000 greenhouses in the United States according to the United States Census of Agriculture in 2017, an increase of 115% from seven years earlier. However, 90% of these farms are small – less than 8,000 square feet in area. Large-scale greenhouse operators have the largest market position and own and operate hundreds to thousands of acres of greenhouse. Most of the companies have the major portions of their operations in Mexico and Canada, but all are either looking to develop, are developing, or have already developed U.S.-based high-tech greenhouses. These companies include Mastronardi Produce Ltd. and Pure Flavour.
We potentially compete with traditional greenhouse producers, as well as CEA companies using high technology greenhouses such as AppHarvest, Bright Farms, and Revol Greens. We also potentially compete against vertical farming operators, including AeroFarms, Bowery Farming, and Plenty.
We believe that our Stack & Flow Technology™, modular and distributed approach and local branded product diversity provide competitive advantages over our peers as the mainstream facility formats in CEA present a challenging trade-off between yield and operating/capital costs. Each method, independently, brings key challenges, including (a) inability to maximize revenue without consistent yield; (b) poor profitability with high costs; (c) limited retail relationships and lack of product diversity; and (d) inability to scale quickly and effectively. Local Bounti leverages a hybrid of vertical and greenhouse growing formats, which efficiently unites the best aspects of both technologies, resulting in increased volumes and year-round production. In addition, this model results in 1.5 to 2.0 times the yield of comparable greenhouse farms.
Government Regulation
Local Bounti is subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration ("OSHA"), and the USDA. These laws and regulations apply to the production, packaging, distribution, sale, marketing, labeling, quality, safety and transportation of our products, as well as occupational safety and health practices.
Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our products and the production, labeling, marketing, promotion, and advertising thereof.
Among other things, the farms in which our products are grown and packed must comply with regulatory requirements including Standards for the Growing, Harvesting, Packing and Holding of Produce for Human Consumption (the "Produce Safety Rule"). Local Bounti may be required to register with the FDA (depending on specific processing operations), in which case Local Bounti would have to comply with Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food (the "Preventive Controls Rule"), as applicable. The farms also have to comply with FDA and USDA labeling and marketing requirements, and could be subject to the Organic Food Production Act, among other laws and regulations implemented by the FDA the USDA and other regulators. Certain FSMA regulations are still being developed and implemented, including product traceability requirements recently proposed, which would be directly applicable to our products. The FDA and the USDA have the authority to inspect our farms depending on the type of product and operations involved. The FDA and the USDA also require that certain information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that Local Bounti’s marketing and advertising be truthful, non-misleading, not deceptive to consumers and not otherwise an unfair means of competition. Local Bounti is also restricted by the FDA and the USDA from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless Local Bounti satisfies certain regulatory requirements.
Local Bounti is also subject to state and local food safety regulation, including registration and licensing requirements for our farms, enforcement of standards for our products and farms by state and local health agencies and regulation of our trade practices in connection with selling our products.

Local Bounti is also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters.

Pete’s Acquisition

Acquisition Agreements
On March 14, 2022, Local Bounti entered into (a) a Purchase and Sale Agreement (the "PSA") by and among (i) the Hollandia Produce Group, Inc. Employee Stock Ownership Trust (the "Share Seller"), (ii) Mosaic Capital Investors I, LP, a Delaware limited partnership ("Mosaic"), True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P., a Delaware limited partnership ("TWC" and collectively with Mosaic and the Share Seller, the "Sellers" and each individually, a "Seller"), (iii) Mosaic Capital Investors LLC, a Delaware limited liability company (the "Sellers’ Representative"), solely in its capacity as Sellers’ Representative, (iv) Pete's, (v) Local Bounti Operating Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Local Bounti Operating Company"), and (vi) the Company, pursuant to which Local Bounti Operating Company will acquire all of the issued and outstanding shares of capital stock and rights to acquire capital stock of Pete’s at the closing of the transactions contemplated by the PSA, the Georgia UPA (as defined below) and the Georgia Corporation PSA (as defined below) (the "Closing"), (b) a Unit Purchase Agreement (the "Georgia UPA") by and among the Company, Local Bounti Operating Company and each of the holders of Class B Common Units of the Georgia Company (each, a "Georgia Share Seller"), providing for the acquisition by Local Bounti Operating Company at the Closing of all of the issued and outstanding Class B Common Units of Hollandia Produce GA, LLC, a Delaware limited liability company, and a majority-owned subsidiary of Pete’s (the "Georgia Company"), and (c) a Stock Purchase Agreement (the "Georgia Corporation PSA," and collectively with the Georgia UPA and the PSA, the "Purchase Agreements") by and among the Company, Local Bounti Operating Company, Mosaic and TWC (Mosaic and TWC, together with the Sellers and the Georgia Share Sellers, the "Selling Parties"), providing for the acquisition by Local Bounti Operating Company at the Closing of all of the issued and outstanding shares of capital stock of Hollandia Produce GA Investor Corporation, a Delaware corporation (the "Georgia Corporation"), holding all of the issued and outstanding Series A Preferred Units of the Georgia Company.
Pursuant to the Purchase Agreements, the Company (through Local Bounti Operating Company) will acquire all of the equity interests and rights to acquire equity interests of Pete’s and its subsidiaries, including the minority interest in the Georgia Company not owned by Pete’s, from the Selling Parties. The total consideration to be paid at the Closing to the Selling Parties in connection with the Purchase Agreements will be approximately $122.5 million (subject to certain adjustments as set forth in the Purchase Agreements) consisting of a mix of cash and the Company’s common stock, par value $0.0001 (the "Common Stock"), which will be comprised of approximately (i) $92.5 million in cash consideration (subject to certain adjustments as set forth in the Purchase Agreements) (the "Cash Consideration") and (ii) 5,654,600 shares of Common Stock (the "Equity Consideration"), based on $30 million divided by a volume weighted average price of the Common Stock over the 20 consecutive trading days ending on and including February 28, 2022.
Also on March 14, 2022, in connection with entering into the Purchase Agreements, Pete’s also entered into a purchase and sale agreement with STORE Master Funding XVIII, LLC ("STORE") to acquire all of the properties currently being leased by Pete’s pursuant to certain sale-leaseback agreements between Pete’s and STORE for an aggregate purchase price of $25.8 million to be paid by Local Bounti Operating Company in connection with the Closing (the "Property Acquisition"), but not included in the total consideration set forth above.
The Company has agreed to register the Equity Consideration for resale within sixty days of the expiration of the lock-up on May 18, 2022 (see below) pursuant to a registration rights agreement that the Company has entered into with the Selling Parties (collectively, the "Registration Rights Agreement"). The Registration Rights Agreement will become effective at the Closing. The Registration Rights Agreement provides that the Common Stock issued to the Selling Parties at the Closing will be subject to lock-up until May 18, 2022, subject to certain Permitted Transfers (as defined in the Registration Rights Agreement).
The Closing cannot occur prior to April 1, 2022. The Closing is subject to customary conditions, including (i) the absence of any court or regulatory order prohibiting the Closing and (ii) the completion of the Property Acquisition. A Notification and Report under the Hart Scott Rodino Act was filed on January 18, 2022, and the waiting period expired on February 17, 2022. In the event the Pete’s Acquisition has not been consummated by April 6, 2022, the Local Bounti

Operating Company will be obligated to pay a nonrefundable advance payment of $5.8 million to Pete’s (the "Nonrefundable Payment"). In the event the Pete’s Acquisition has not been consummated by April 30, 2022, either the Sellers’ Representative or the Local Bounti Operating Company may terminate the Purchase Agreements at any time and the Nonrefundable Payment will be retained by Pete’s upon such termination. If the Pete’s Acquisition is consummated after April 6, 2022 but before April 30, 2022, the Nonrefundable Payment will credited toward the Cash Payment.
The Purchase Agreements also contain customary representations and warranties and covenants from each of the parties, including certain restrictive covenants applicable to the Selling Parties. The Company has obtained representation and warranty insurance in connection with the Purchase Agreements.
Local Bounti expects to close the Pete’s Acquisition in the second quarter of 2022.

Cargill Facility Amendment

In September 2021, Local Bounti Operating Company entered into the Original Facilities. On March 14, 2022, Local Bounti and Local Bounti Operating Company, along with certain subsidiaries of the Company, entered into the Amendment.

The Amendment provides that, subject to and upon the closing of the Pete’s Acquisition, (a) the Pete’s Acquisition will be funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities will be reduced to $170.0 million which is anticipated to be the amount necessary to fund the Pete’s Acquisition, the Property Acquisition, the updating of the facilities to be acquired in the Pete’s Acquisition with the Company’s Stack & Flow Technology™, and certain expansion at one facility, (c) the minimum liquidity covenant will be reduced from $30 million to $20 million (inclusive of existing restricted cash on the Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility will increase by 2%, among other matters. As part of the Amendment, the Company agreed to (i) pay a $2.0 million amendment fee and (ii) issue the Cargill Financial Equity.
Trademarks and Other Intellectual Property
Local Bounti owns patents, trademarks and other proprietary rights that are important to our business, including our principal trademarks, "Local Bounti™," "Stack & Flow Technology™," and "Farm of the Future™." All our trademarks are registered with the United States Patent and Trademark Office ("USPTO") and select trademarks have been extended to multiple international markets. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to customers and shoppers. A patent for our Stack & Flow Technology™ was submitted in August 2020. Additionally, as of December 2021, Local Bounti has six (6) total patents submitted to the USPTO, three non-provisional and three provisional. We believe the protection of our patents, trademarks, copyrights and domain names are important to our success. We aggressively protect our intellectual property rights by relying on both U.S. and international patent, trademark, and copyright laws.

Employees and Human Capital Resources
As of December 31, 2021, we had 111 full-time employees. This includes 35 non-exempt and 76 exempt employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We believe that our employee relations are good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Available Information
Our website is localbounti.com. Under the "Investors" tab of our website, we make available free of charge a variety of information for investors. Our goal is to maintain the Investors portion of our website as a portal through which investors can easily find or navigate to pertinent information about us, including:

•Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC at sec.gov.
•Information on our business strategies, financial results, and metrics for investors.
•Announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available.
•Press releases on quarterly earnings, product and service announcements, legal developments, and international news.
•Corporate governance information including our governance guidelines, committee charters, and code of conduct and ethics.
•Other news and announcements that we may post from time to time that investors might find useful or interesting.
•Opportunities to sign up for email alerts to have information pushed in real time.
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our website. We also intend to use certain social media channels as a means of disclosing information about Local Bounti and our products to our customers, investors and the public (e.g., @Local Bounti and #LocalBounti on Twitter). While not all of the information that we post to our website or social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about Local Bounti by signing up for email alerts under the Investors tab of our website.

The information on our website or social media channels is not part of, or incorporated by reference into, this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form10-K.
RISK FACTORS SUMMARY
•Local Bounti is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. Local Bounti has only recently started to generate revenue and its ability to continue to generate revenue is uncertain given Local Bounti’s limited operating history. Local Bounti may never achieve or sustain profitability. Local Bounti’s business could be adversely affected if it fails to effectively manage its future growth.
•Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth.
•Local Bounti may not be able to consummate the Pete’s Acquisition, which would negatively impact Local Bounti’s operations and financial condition.
•If Local Bounti closes the Pete’s Acquisition, the liabilities, risks and costs associated with the acquisition and the integration of Pete’s operations with our own operations may detract from our core CEA operations.
•Local Bounti’s plans and strategic initiatives for Pete’s assume it will be able to successfully integrate Pete’s business, implement its technologies into Pete’s existing greenhouse facilities and utilize Pete’s existing customer and distribution channels; however, various factors both outside and within Local Bounti’s control may affect its ability to successfully do so, and, if Local Bounti is unsuccessful in integrating Pete’s operations into its own, the Company may never realize the anticipated benefits of the Pete’s Acquisition.
•Local Bounti currently relies on a single facility for all its operations.
•Local Bounti’s first facility has been in operation at commercial capacity for less than 18 months, which makes it difficult to forecast future results of operations.
•Local Bounti’s estimates of market opportunity and forecasts of market growth rely in part upon assumptions and analyses developed by Local Bounti. If these assumptions and analyses prove to be incorrect, Local Bounti’s actual operating results may suffer.
•The build-out of new facilities and retrofitting of acquired facilities will require significant expenditures for capital improvements and operating expenses and may be subject to delays in construction and unexpected costs due to governmental approvals and permitting requirements, reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices.
•Local Bounti’s ability to decrease its cost of goods sold over time is dependent on its ability to scale its operations and Local Bounti may not be able to achieve such decreases due to factors outside of its control such as inflation or global supply chain interruptions.
•Any damage to or problems with Local Bounti’s CEA facilities could severely impact Local Bounti’s operations and financial condition.
•Local Bounti depends on employing a skilled local labor force, and failure to attract and retain qualified employees could negatively impact its business, results of operations and financial condition.
•If Local Bounti fails to develop and maintain its brand, its business could suffer.
•Local Bounti’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which it competes achieves the forecasted growth, Local Bounti’s business could fail to grow at similar rates, if at all.
•The effects of COVID-19, including the impact of new variants, and other potential future public health crises, epidemics, pandemics or similar events on Local Bounti’s business, operating results and cash flows are uncertain.
•If Local Bounti cannot maintain its company culture or focus on its vision as it grows, Local Bounti’s business and competitive position may be harmed.
•Local Bounti may be unable to successfully execute on its growth strategy.
•Local Bounti’s operating costs to grow and sell its products may be higher than expected, which could impact its results and financial condition.
•If Local Bounti’s estimates or judgments relating to its critical accounting policies prove to be incorrect, its results of operations could be adversely affected.
•Local Bounti will incur increased costs as a result of operating as a public company, and its management will devote substantial time to new compliance initiatives.
•Local Bounti’s ability to use net operating loss carryforwards ("NOLs") and certain other tax attributes may be limited.

•Local Bounti faces risks inherent in the CEA business, including the risks of diseases and pests.
•Local Bounti may not be able to compete successfully in the highly competitive natural food market.
•Local Bounti’s ability to generate and grow revenue is dependent on its ability to increase the yield in each of the anticipated product lines it intends to grow. If Local Bounti is unable to increase the yield in each or most of these product lines, Local Bounti’s projection may not be achieved on currently anticipated timelines or at all.
•Local Bounti may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause Local Bounti to incur substantial costs.
•The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with Local Bounti.
•Local Bounti relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm its ability to effectively operate its business.
•Local Bounti could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand its product offerings or gain market acceptance of its products could have a negative effect on Local Bounti’s business.
•Demand for lettuce, cilantro, basil and other greens and herbs is subject to seasonal fluctuations and may adversely impact Local Bounti’s results of operations in certain quarters.
•Local Bounti has a term loan facility with Cargill Financial for a $200 million term loan credit facility, which will be amended in connection with the Pete's Acquisition. The credit facility is and will remain secured by all of the Company’s assets, including its intellectual property. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all Local Bounti assets, and securities in the Company could be rendered worthless.

Item 1A.    Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in "Risk Factors" are forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Risks Related to Local Bounti’s Business
Local Bounti is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. Local Bounti has only recently started to generate revenue and its ability to continue to generate revenue is uncertain given Local Bounti’s limited operating history. Local Bounti may never achieve or sustain profitability. Local Bounti’s business could be adversely affected if it fails to effectively manage its future growth.

Local Bounti generated revenue of $638 thousand and $82 thousand and incurred net losses of $56,093 thousand and $8,409 thousand for the years ended December 31, 2021 and 2020, respectively. Local Bounti has only recently started to generate revenue and given that it has limited operating history, Local Bounti’s ability to continue to generate revenue is uncertain. Local Bounti believes it will continue to incur net losses for the foreseeable future as it continues its facility expansion and commercial sales of its products. Local Bounti expects to expend substantial resources as it:

•operates its existing facilities;

•completes the commissioning of the expanded portion of the Montana Facility (as defined below) and completes the construction of other facilities for which building has commenced or is expected to commence in the near term;

•identifies and invests in future growth opportunities, including expansion into new markets, development of new facilities, introduction of new products, and commercialization of new crops;

•invests in creating and protecting intellectual property; and

•incurs additional general administration expenses, including increased finance, legal and accounting expenses, associated with being a public company and growing operations.
Supporting the growth of Local Bounti’s business will place significant demands on its management and operations teams and will require resources, financial and otherwise, which may not be available in a cost-effective manner. If Local Bounti does not effectively manage its growth strategy, execute on its business plan, respond to competitive pressures, take advantage of market opportunities, or satisfy customer requirements, there could be adverse effects on Local Bounti’s business, financial condition and results of operations.

These expenditures alternatively may not result in the growth of Local Bounti’s business, which could adversely affect Local Bounti’s financial condition and results of operations.
Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth.
The CEA business is extremely capital-intensive and Local Bounti expects to expend significant resources to complete the build-out of its facilities, scale its production capacity, and invest in its technology platform, capabilities, and new products. These expenditures are expected to include costs of constructing and commissioning new facilities, costs associated with growing plants for sale, such as electricity and packaging, working capital, costs of attracting and retaining a skilled local labor force, and costs associated with research and development in support of future commercial opportunities.

Local Bounti expects that its existing cash and credit available under its loan agreements will be sufficient to fund its planned operating expenses, capital expenditure requirements and any debt service payments through at least the next 12 months. However, Local Bounti’s operating plan may change because of factors currently unknown, and Local Bounti may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect Local Bounti’s business. In addition, Local Bounti may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to Local Bounti on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for Local Bounti to operate its business or implement its growth plans.

Local Bounti currently relies on a single facility for all its operations.

Local Bounti’s first CEA facility in Hamilton, Montana commenced construction in 2019 and reached full commercial operation in the second half of 2020. Local Bounti purchased land for its second facility in Pasco, Washington in June 2021. The Company is assessing its pipeline of future farm locations to maximize Pete’s national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Given these considerations and the transformational nature of the anticipated Pete’s acquisition, the Company paused its construction of the Pasco facility to ensure that its design is fully optimized to drive best-in-class unit economics and that synergies with Pete’s existing growing systems are considered prior to continuing construction. The Company remains committed to the build-out of the Pasco facility and has completed site preparations, as well as obtained the necessary local and state permits to resume construction of the facility once the Company completes its planning. However, until the closing of the Pete’s Acquisition, Local Bounti will rely solely on the operations at the Montana Facility. Adverse changes or developments affecting the Montana Facility could impair Local Bounti’s ability to produce its products. Any shutdown or period of reduced production at the Montana Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond Local Bounti’s control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt Local Bounti’s ability to grow and deliver its produce in a timely manner, meet its contractual obligations and operate its business. Local Bounti’s greenhouse equipment is costly to replace or repair, and its equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of Local Bounti’s machinery were damaged, Local Bounti would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alterative machinery, which could adversely affect Local Bounti’s business, financial condition and operating results.

Local Bounti’s first facility has been in operation at commercial capacity for less than 18 months, which makes it difficult to forecast future results of operations.

The Montana Facility began commercial operations in the second half of 2020, marking the beginning of Local Bounti’s first growing season. As a result, Local Bounti’s ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including its ability to plan for and model future growth. In future periods, revenue growth could slow or revenue could decline for a number of reasons, including slowing demand for Local Bounti’s products, increasing competition, a decrease in the growth of the overall market, or Local Bounti’s failure, for any reason, to take advantage of growth opportunities. If Local Bounti’s assumptions regarding these risks and uncertainties and future revenue growth are incorrect or change, or if Local Bounti does not address these risks successfully, its operating and financial results could differ materially from Local Bounti’s expectations, and its business could suffer.

The build-out of new facilities will require significant expenditures for capital improvements and operating expenses and may be subject to delays in construction and unexpected costs due to governmental approvals and permitting requirements, reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices.

Local Bounti’s build-out of new CEA facilities will be dependent on a number of key inputs and their related costs including materials such as steel, concrete, glass, electrical and mechanical components and other supplies, as well as electricity and other local utilities. Local Bounti intends to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities. We have developed key partnerships with agricultural and equipment vendors for construction of future CEA facilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact Local Bounti’s business, financial condition and operating results. Moreover, volatile economic conditions may make it more likely that our suppliers and manufacturers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to the COVID-19 pandemic or the current conflict between Russia and Ukraine, and limit our ability to procure timely delivery of supplies or finished goods and services. Local Bounti plans to rely on local contractors for the building of its second CEA facility and may rely on local contractors to build or update future CEA facilities. If Local Bounti or its contractors encounter unexpected costs, delays or other problems in building any CEA facility, Local Bounti’s financial position and ability to execute on its growth strategy could be negatively affected. Any inability to secure required materials and services to build out such facility, or to do so on appropriate terms, could have a materially adverse impact on Local Bounti’s business, financial condition and operating results. Local Bounti may also face unexpected delays in obtaining the required governmental permits and approvals in connection with the build-out of its planned facilities which could require significant time and financial resources and delay its ability to operate these facilities.

The costs to procure such materials and services to build new facilities may fluctuate widely based on the impact of numerous factors beyond Local Bounti’s control including, international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods.
COVID-19, including new variants such as "Delta" and "Omicron," continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, which are creating disruption in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services required for Local Bounti to construct and commission new facilities, which may lead to increased costs or delays that could materially and adversely affect Local Bounti’s business.

Global demand on shipping and transport services may cause Local Bounti to experience delays in the future, which could impact Local Bounti’s ability to obtain materials or build its facilities in a timely manner. These factors could otherwise disrupt Local Bounti’s operations and could negatively impact its business, financial condition and results of operations. Logistical problems, unexpected costs, and delays in facility construction, whether or not caused by the COVID-19 pandemic, which cannot be directly controlled by Local Bounti, can cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect Local Bounti’s facility building schedule, and more generally its business, financial condition, results of operations and prospects. If Local Bounti experiences significant unexpected delays in construction, it may have to delay or limit its production depending on the timing and extent of the delays, which could harm Local Bounti’s business, financial condition and results of operation.
Local Bounti’s ability to decrease its cost of goods sold over time is dependent on its ability to scale its operations and Local Bounti may not be able to achieve such decreases due to factors outside of its control such as inflation or global supply chain interruptions.
Local Bounti’s future profitability will depend on, among other things, its ability to scale its operations and continuously reduce its cost of goods, enabling Local Bounti to remain cost competitive. Despite Local Bounti’s efforts to scale its operations, Local Bounti may not be able to decrease its costs of goods due to factors outside of Local Bounti’s control, such as inflation or global supply chain interruptions. Periods of inflation or expectations of inflation could increase Local Bounti’s costs of doing business, which is typically an expense recovered through increased product prices. Furthermore, Local Bounti’s reliance on third parties to procure certain raw goods from supplier partners throughout the world exposes Local Bounti to risks including reduced control over product costs, product supply and delivery delays. Global supply chain interruptions may make it difficult for suppliers to ship their goods due to reduced capacity at distribution facilities and transportation networks, which may cause an increase in shipping costs. The loss or disruption of supply arrangements and inflation are factors outside of Local Bounti’s control which could materially affect Local Bounti’s ability to decrease its costs for goods over time.

Any damage to or problems with Local Bounti’s CEA facilities could severely impact Local Bounti’s operations and financial condition.

If Local Bounti is unable to attain reliable performance of its facilities, there could be severe adverse impact on its business. Local Bounti faces risks including, but not limited to:

•Production Scale. Local Bounti’s strategy to develop new commercial facilities includes the expected operation of facilities that are at meaningfully larger production scale than its existing Montana Facility. Local Bounti may encounter unexpected challenges as it operates larger facilities, which could cause it to be unable to operate larger facilities reliably. The inability to operate larger facilities would have a material negative impact on Local Bounti’s business and financial condition.

•Channel Mix. Local Bounti relies on making assumptions about the expected channel mix of its facilities. Demand for Local Bounti’s products fluctuates due to changes in customer orders which typically do not work on long-term contracts in the produce industry. If Local Bounti is not correct in forecasting demand by channel to achieve its expected results, it may experience a reduced average sales price or a supply-demand imbalance, which could negatively affect its financial performance. Demand for loose leaf lettuce products may also be subject to some degree of seasonality due to consumer behavior. As a result, comparisons of Local Bounti’s sales and operating results between different periods may not necessarily be meaningful comparisons. If Local Bounti is unable to operate facilities to reliably achieve the target channel mix on average, there could be material adverse effects on its business, operational results, and financial performance.

•Energy Interruption. Local Bounti grows plants with and without sunlight, thus requiring lighting technology and adequate power supply as primary factors of production. Local Bounti considers the reliability of utilities and related infrastructure as a key factor in its site selection criteria for facility locations. Local

Bounti may use generators to maintain energy supply in the case of an outage, but there is no guarantee that power can be maintained or that generators will provide full or redundant coverage to maintain normal operations in the event of a power outage, which could result in reduced crop yield, negative effects on crop quality, or more generally adverse impact to Local Bounti’s results of operations.

•Supply of Seeds and Other Inputs. Local Bounti uses certain seed supplies that may be specifically tailored to grow high-quality plants in its CEA facilities. If there were a field crop failure where Local Bounti would have to depend on an alternative supply of seeds from qualified back-up suppliers, the reliability of production of Local Bounti’s products could be diminished for a period of time. Local Bounti also depends on consistent access of other inputs and supplies to operate its facilities reliably, including water supply, nutrients, growth media, food safety testing, sanitation supplies, packaging materials, among others. If Local Bounti does not maintain access to these inputs of production, then its ability to operate its facilities could be materially and adversely affected.

•Labor. Local Bounti depends on the know-how of its employees and farm operations teams, their experience, and their oversight of the operations of its facilities. Local Bounti relies on access to competitive, local labor supply, including skilled and unskilled positions, to operate its facilities consistently and reliably. Any issues affecting Local Bounti’s access to or relations with workers could negatively affect facility operations or financial condition.

•Food Safety and Quality Assurance. Local Bounti is subject to food and safety standards set forth by its own internal practices and by regulatory authorities, including the USDA as Harmonized Good Agricultural Practices (GAP Plus+). The Company is also subject to FDA requirements, including requirements being implemented pursuant to the Food Safety Modernization Act ("FSMA"). Local Bounti’s ability to operate facilities reliably may be interrupted for some period of time, or permanently, by any widespread food safety or quality issues involving loose leaf lettuce or other fresh produce, even if not involving Local Bounti’s facilities or products at all. Such events could erode consumer confidence in and demand for Local Bounti’s products, which could impact its ability to operate facilities reliably, and could generally cause serious adverse effects to Local Bounti’s business and financial condition.

•Weather. Local Bounti’s ability to operate facilities reliably may be adversely affected by severe weather including hurricanes, tornados, lightning strikes, wind, snow, hail and rain. Such weather events could cause damage or destruction to all or part of Local Bounti’s facilities, could interrupt the supply of labor or other inputs necessary to operate the facility, and could affect the customers or distribution channels. In connection with the impact of unpredictable natural disasters, Local Bounti could experience significant delays in or stoppage of production. Severe weather events or natural disasters could result in significant losses and seriously disrupt Local Bounti’s business.

•Community Actions. Local Bounti’s failure to engage with and align with communities could lead to community actions that impact facilities access and operations. Such actions could impact individual or even groups of facilities.

•Other Factors Affecting Reliability of Facility Operations. In general, if Local Bounti is unable to grow and harvest product to its internal yield targets and quality standards, package and distribute product, sell at competitive prices, or maintain consistent access to the supply inputs necessary to operate facilities reliably, its operational performance and financial condition could be materially and negatively affected.

In addition, Local Bounti may experience unexpected delays in building its facilities for a variety of reasons, including limited labor due to COVID-19 or other factors, unexpected construction problems or supply chain disruptions, all of which could harm Local Bounti’s business, financial condition and results of operation.
Local Bounti depends on employing a skilled local labor force, and failure to attract and retain qualified employees could negatively impact its business, results of operations and financial condition.
Local Bounti’s operations require significant labor, and the growing season for indoor vertical farming is year-round. There is competition for skilled agricultural labor and even if Local Bounti is able to identify, hire and train its labor force, there is no guarantee that Local Bounti will be able to retain these employees. Any shortage of labor or lack of regular availability could restrict Local Bounti’s ability to operate its facilities profitably, or at all.

In addition, Local Bounti’s success and future growth depend largely upon the continued services of its executive officers as well as other key team members. These executives and key team members have been primarily responsible for determining the strategic direction of the business and executing Local Bounti’s growth strategy and are integral to Local Bounti’s brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in Local Bounti’s executive management team or other key team members resulting from the hiring or departure of these personnel. The loss of one or more of executive officers or key team members, or the failure by the executive team and key team members to effectively work together and lead the Company, could harm Local Bounti’s business. Local Bounti’s earlier growth stage may result in less management depth with less established succession planning than may be found in later-stage companies.

In addition, efforts by labor unions to organize Local Bounti’s employees could divert management attention away from regular day-to-day operations and increase its operating expenses. Labor unions may make attempts to organize Local Bounti’s non-unionized employees. Local Bounti is not aware of any activities relating to union organizations at its current facilities, but it cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of any collective bargaining. If Local Bounti is unable to negotiate acceptable collective bargaining agreements, it may have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any work stoppage, Local Bounti’s operating expenses could increase significantly, which could negatively impact its financial condition, results of operations and cash flows.
If Local Bounti fails to develop and maintain its brand, its business could suffer.
The Local Bounti brand is recognized for creating clean, nutritious, locally-grown and high-quality products, which Local Bounti believes to be differentiated and enabled by its technology platform. Local Bounti’s success depends, in part, on its ability to maintain and grow the value of the Local Bounti brand. Promoting and positioning Local Bounti’s brand and reputation will depend on, among other factors, the success of its product offerings, food safety and quality assurance, its marketing and merchandising efforts, its continued focus on the environment and sustainability, and its ability to provide consistent, high-quality products to customers. Any negative publicity, regardless of its accuracy, could impair Local Bounti’s business.

Use of social and digital media by Local Bounti, its consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about Local Bounti, its partners, or its products on social or digital media could seriously damage Local Bounti’s brand and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the confidence of Local Bounti’s consumers, customers, distributors, or other strategic partners, including adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could reduce the value of Local Bounti’s brand and materially damage its business. If Local Bounti does not achieve and maintain favorable perception of its brand, Local Bounti’s business, financial condition and results of operations could be adversely affected.

Local Bounti’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which it competes achieves the forecasted growth, Local Bounti’s business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those Local Bounti has generated itself, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The ongoing COVID-19 pandemic and related economic impact creates additional uncertainty. Variables that go into the calculation of Local Bounti’s market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase Local Bounti’s products at all or generate any particular level of revenue for Local Bounti. Any expansion in Local Bounti’s market depends on a number of factors, including the cost and perceived value associated with its product and those of its competitors. Even if the market in which Local Bounti competes meets the size estimates and growth forecasts, Local Bounti’s business could fail to grow at the rate it anticipates, if at all. Local Bounti’s growth is subject to many factors, including success in implementing its business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth, should not be taken as indicative of Local Bounti’s future revenue or growth prospects.

The effects of COVID-19, including the impact of new variants, and other potential future public health crises, epidemics, pandemics or similar events on Local Bounti’s business, operating results and cash flows are uncertain.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect Local Bounti’s operations and demand for its products.

While Local Bounti has been able to continuously operate through the COVID-19 pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact Local Bounti’s business, financial condition and cash flows. Although Local Bounti’s business is considered an "essential business," the COVID-19 pandemic could result in labor shortages, which could result in Local Bounti’s inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of Local Bounti’s suppliers, distributors, transportation or logistics providers may negatively affect its costs of operation and supply chain. If the disruptions caused by COVID-19, including decreased availability of labor, continue for an extended period, Local Bounti’s ability to meet the demands of distributors and customers may be materially impacted.

Further, COVID-19 may impact customer and consumer demand. Retail and grocery stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. There may also be significant reductions or volatility in consumer demand for Local Bounti products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of Local Bounti products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact Local Bounti’s results, including as a result of an increased difficulty in planning for operations and future growing seasons.

The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services required for Local Bounti to expand its business, such as those needed to construct and commission new farming facilities, which may lead to increased costs or delays that could materially and adversely affect Local Bounti’s business.

The extent of COVID-19’s effect on Local Bounti’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence and spread of new variants of the virus, including the "Delta" and "Omicron" variants, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, the efficacy of vaccines against the virus and evolving strains or variants of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on Local Bounti’s business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact Local Bounti’s business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this "Risk Factors" section.
If Local Bounti cannot maintain its company culture or focus on its vision as it grows, Local Bounti’s business and competitive position may be harmed.
Local Bounti strives to deliver the freshest, locally grown produce. Local Bounti relies on its people, their experience, and their relationships. Any failure to preserve Local Bounti’s culture or any loss of focus on the Company’s mission could negatively affect its ability to retain and recruit personnel, which is critical to growth and pursuit of its strategic goals. As Local Bounti increases its number of employees and develops the infrastructure of a public company, it may find it difficult to maintain important values. If Local Bounti fails to maintain its company culture or mission, its business and competitive position may be harmed.
Local Bounti may be unable to successfully execute on its growth strategy.
Local Bounti may not be successful in implementing its growth strategy which includes the development of new commercial facilities and the expansion of its product lines and technological capabilities.

New Facilities Expansion. The Company’s strategy to develop new CEA facilities has required and will continue to require substantial time and resources. Local Bounti expects to make significant investments to identify attractive markets, select and control sites, perform engineering design and local permitting, construct and commission new facilities, among other activities.

These facilities require sizeable, useable space for agricultural production, including site-specific requirements such as sufficient access to, reliability of, and cost of utilities and other infrastructure; the ability to obtain the appropriate permits and approvals; adequate local labor availability; road access for input supply and distribution of output for sale; among other requirements.

Local Bounti depends on third party general contractors to build its facilities. If Local Bounti does not effectively manage these projects and relationships, new facilities may not be completed on schedule or within allocated budgets. These delays and increased costs could adversely affect Local Bounti’s financial results.

Local Bounti may be unsuccessful in identifying available future sites that support its planned growth strategy, and even if identified, Local Bounti may not be able to lease or purchase the land for any number of reasons. Because of the capital-intensive nature of these projects, Local Bounti will need to prioritize which target regions and which sites it plans to develop, and there can be no guarantee that Local Bounti will select or prioritize sites that will ultimately prove to be appropriate for construction or for operation. Further, Local Bounti may spend time and resources developing sites that may never become developed into facilities or may be developed at the expense of other appropriate sites, which may ultimately have been a better selection for reasons such as profitability, operational reliability, or market accessibility.

If Local Bounti does not align production capacity of its new commercial facilities with consumer demand and efficient distribution channels, or if Local Bounti does not maintain competitive pricing, it may have underutilized assets which do not perform to expected operational results or profitability, which could adversely affect its business, financial condition and results of operations.

Local Bounti’s ability to compete successfully in new geographies depends on its ability to secure placement of its product with new customers, some of which the Company does not have existing relationships with today. Local Bounti’s current strategy for new facility development depends on securing new customers such as food retailers and food service distributors. If Local Bounti does not secure placement of its product with customers that can be supplied from new facilities, its business, financial condition and results of operations could be adversely affected.

Similarly, to date, Local Bounti’s products have only been available commercially in the northwestern United States. When entering new geographies or markets, Local Bounti may not attract consumers at the same rate, due to factors such as demographics, price, product selection, brand perception or awareness, or other reasons. If Local Bounti does not attract demand for its products in new markets, its business, financial condition and results of operations could be adversely affected.

Local Bounti’s strategy for new facility development depends on operating facilities that are at significantly larger production scale than its existing facilities. Local Bounti may encounter unexpected challenges at larger facilities, which may be related to construction, engineering and design, operations and logistics, sales and marketing, ramp-up schedule to full capacity, or otherwise.

If Local Bounti is unable to develop and operate facilities at a larger scale than existing facilities, its business, financial condition and results of operations could be adversely affected.

Expansion of Loose Leaf Lettuce Product Portfolio. Local Bounti expects to continue to develop and commercialize new varieties of loose leaf lettuce as a source of revenue growth. Local Bounti’s research and development efforts focus on new varieties to expand product offerings, enhance farm unit economics, and create competitive advantages. If Local Bounti does not successfully commercialize new varieties of loose leaf lettuce products, its business, prospects, financial condition and results of operations could be materially and adversely affected.

Alternatively, even if Local Bounti does succeed in commercializing new varieties of loose leaf lettuce products, there can be no guarantee that these products would result in overall growth of Local Bounti’s business through incremental revenue or economic benefit, which could materially and adversely affect Local Bounti’s financial condition and results of operations.

Expansion into Additional Markets and Verticals. In the future, Local Bounti may pursue new markets, new crops, and new product categories, by leveraging its technology platform to target what the Company may see as opportunities to expand its addressable market. If it chooses to pursue such opportunities, Local Bounti will need to prioritize which opportunities it plans to develop, and there can be no guarantee that Local Bounti will select or prioritize ones that ultimately prove appropriate for commercialization. Further, Local Bounti may spend time and resources developing opportunities that may never materialize into new commercial business applications, or that may be developed at the expense of other appropriate commercial opportunities, which may ultimately have been a better selection for reasons such as revenue growth, profitability, market expansion, or other financial and strategic considerations.

Local Bounti may not be able to implement its growth strategy successfully. Local Bounti’s operating results and financial condition will be adversely affected if it fails to implement its growth strategy or if it invests resources in a growth strategy that ultimately proves unsuccessful.

Local Bounti’s operating costs to grow and sell its products may be higher than expected, which could impact its results and financial condition.

If Local Bounti is unable to secure access to inputs on terms consistent with expected costs, there could be material adverse impact on Local Bounti’s business. Local Bounti faces operational risks including, but not limited to:

•Utilities. Local Bounti is subject to market prices and may experience fluctuating, rising, or volatile energy costs which could negatively affect its business, financial condition, and results of operation. Local Bounti may decide to enter into supply agreements to mitigate such risks, where such options are present on favorable terms, but there is no guarantee of cost to operate its facilities.

•Labor. Local Bounti relies on access to local labor supply, including skilled and unskilled positions. The Company may face pressure to increase wages in order to attract and retain appropriate staffing of its facilities. Increases to minimum wages or competitive wages may cause Local Bounti’s labor costs to run higher than expected, which could negatively affect its financial performance and cash flows.

•Packaging Materials. Local Bounti packages its products in form factors consistent with comparable products in order to distribute and present on-shelf. If raw material costs increase, or if Local Bounti is unable to achieve its expected packaging materials costs for any reason, its financial performance could be adversely impacted.

•Depreciation and Useful Life of Assets. Local Bounti relies on making assumptions about the expected useful life of the assets used to operate its facilities. If the useful life turns out to be materially shorter than expected, the Company may need to invest additional capital to replace these assets, and the corresponding depreciation expense may be greater than expected which would affect the Company’s profitability and financial condition generally. If the cost of maintaining equipment necessary to its operations is greater than anticipated, it could adversely impact the Company’s operations and financial results. There also may be future tax implications of Local Bounti’s ability to make accurate assumptions about the expected useful life of its assets, and if Local Bounti is unable to correctly forecast such information, its financial condition could be materially and negatively impacted.

•Seeds and Other Supplies. Local Bounti may rely on certain seed supplies that may be specifically tailored to grow high-quality plants in its CEA facilities. If there were a field crop failure where Local Bounti would have to depend on an alternative supply of seeds from qualified back-up suppliers, the cost of seeds and its impact on production of Local Bounti’s products could be negatively impacted for a period of time. Local Bounti also depends on consistent access of other inputs and supplies to operate its facilities reliably, including water supply, nutrients, growth media, food safety testing, sanitation supplies and packaging materials, among others. If the cost of any of these inputs increases materially, then Local Bounti’s financial results could be adversely affected.

•Distribution of Finished Goods. Local Bounti may partially rely on third-party distribution and logistics to deliver its products. While the Company believes there to be a competitive market of supply chain service providers, if the cost of such services increases materially due to rising fuel costs, labor costs, or other macroeconomic factors, which may be beyond its control, then Local Bounti’s financial results could be materially and negatively impacted.

If Local Bounti’s estimates or judgments relating to its critical accounting policies prove to be incorrect, its results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in Local Bounti’s Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K. Local Bounti bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Local Bounti’s results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause the Company’s results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of its common stock.
Local Bounti will incur increased costs as a result of operating as a public company, and its management will devote substantial time to new compliance initiatives.
Local Bounti will incur significant legal, accounting and other expenses that it did not incur as a private company, and these expenses may further increase if Local Bounti ceases being an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"). As a public company, Local Bounti is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the New York Stock Exchange ("NYSE"). Local Bounti’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, Local Bounti expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may increase Local Bounti’s net loss. For example, Local Bounti expects these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and it may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. Local Bounti cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Local Bounti to attract and retain qualified persons to serve on its Board of Directors (the "Board") and Board committees or as executive officers.

Local Bounti has identified material weaknesses in its internal control over financial reporting as of December 31, 2021 and 2020. If Local Bounti fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company.

In connection with Local Bounti’s financial statement close process for the years ended December 31, 2021 and 2020, Local Bounti identified a material weakness in the design and operating effectiveness of its internal control over financial reporting. The material weakness Local Bounti identified resulted from a lack of sufficient number of qualified personnel, causing a lack of segregation of duties, within its accounting function who possessed an appropriate level of expertise to effectively perform the following functions:
•design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including, among other matters, equity transactions and stock-based compensation, commensurate with its accounting and reporting requirements;
•identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
•assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its Consolidated Financial Statements that could not be prevented or detected on a timely basis.
Local Bounti’s management has developed a remediation plan and is in the process of implementing it. The remediation plan includes, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
The Company’s management will monitor the effectiveness of the Company’s remediation plans and will make changes management determines to be appropriate.
If not remediated, these material weaknesses could result in material misstatements to the Company’s annual or interim Consolidated Financial Statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Local Bounti is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Local Bounti's financial reports, the market price of the Common Stock could be adversely affected and the Company could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Local Bounti’s ability to use NOL carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, Local Bounti had approximately $41.8 million of U.S. federal and state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards can be carried forward by the Company indefinitely. It is possible that Local Bounti will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

Risks Related to the Natural Food Market
Local Bounti faces risks inherent in the CEA business, including the risks of diseases and pests.
Local Bounti is subject to the risks inherent in an agricultural business, such as insects, plant diseases and similar agricultural risks, which may include crop losses, for which Local Bounti may not be insured. Although Local Bounti’s products are grown in climate-controlled, indoor vertical farms, there can be no assurance that natural elements will not affect the production of these products. In particular, plant diseases or pest infestations are possible and have the potential to materially impact production.
Although Local Bounti has taken and continues to take precautions to guard against crop diseases and pests, these efforts may not be sufficient. In addition, diseases and pests can make their way into greenhouses from outside sources over which Local Bounti has limited or no control. Diseases and pests can be inadvertently brought in by employees, from seeds and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, Local Bounti will need to quickly identify the problem and take remedial action to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of Local Bounti’s crop and result in substantial time and resources to resume operations. Crop losses because of these agricultural risks could negatively impact Local Bounti’s business, prospects, financial condition, results of operations and cash flows.
Local Bounti may not be able to compete successfully in the highly competitive natural food market.
Local Bounti operates in the highly competitive natural foods environment. With the importing of crops rapidly increasing, Local Bounti’s competition includes large-scale operations in Mexico, Canada and to a lesser extent the western United States. In this market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.
The produce industry generally does not work on long-term contracts and is dependent upon consistent sales targets to be successful. Local Bounti’s ability to compete depends in part on its ability to secure placement of its product with customers; moreover, as Local Bounti enters new markets, its ability to compete will depend in part on its ability to secure placement of its products with new customers, some of which Local Bounti does not have existing relationships with today. Similarly, Local Bounti’s products historically have been available for consumers only in the northwestern United States. When entering new geographies, Local Bounti may not be able to secure placement of its product with new customers, or its products may not attract end consumers at the same rate, which could materially and adversely affect its results of operations and financial condition.
Local Bounti may not be able to compete against competition from traditional field farm operators, both domestic and abroad, as well as from indoor growers or high-tech agricultural startups that are focused on local production within or near major cities, which would take away potential market share from Local Bounti.
Some of these competitors have products that are well accepted in the marketplace today. Further, Local Bounti cannot be certain that it will successfully compete with competitors that may have greater resources, including financial resources, sales resources, technical resources, or other resources. Competitors also may have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at a lower price. This could put pressure on Local Bounti to lower its prices, resulting in reduced profitability or causing Local Bounti to lose market share if it fails to lower prices. Retailers may also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of Local Bounti’s products such that Local Bounti has less favorable placement.
The CEA business is generally capital intensive but has relatively low barriers to entry, and Local Bounti will not be able to prevent competitors from building and operating their own indoor farming sites.
In addition, Local Bounti’s ability to compete successfully depends, in large part, on its ability to implement its growth strategy of building additional CEA facilities and expanding its product line. Local Bounti’s financial condition and operating results will be adversely affected if it fails to implement its growth strategy or if Local Bounti invests resources in a growth strategy that ultimately proves unsuccessful.
Local Bounti’s ability to generate and grow revenue is dependent on its ability to increase the yield in each of the anticipated product lines it intends to grow. If Local Bounti is unable to increase the yield in each or most of these product lines, Local Bounti’s project revenue targets may not be achieved on currently anticipated timelines or at all.
If Local Bounti is unable to grow product to its yield targets and quality specifications, its business, prospects, operational performance, and financial condition could be materially and adversely affected. Local Bounti faces risks including, but not limited to:

•Mechanical Failure. Local Bounti relies on its mechanical designs and equipment to provide the physical space and structures in which plants are grown. It also provides the design and controls related to environmental conditions, nutrient delivery, lighting, conveyance, and other elements necessary to grow plants in its systems. If mechanical issues or failures occur, the yield and quality of Local Bounti’s products could be diminished for a period of time, which more generally could negatively impact Local Bounti’s operations and financial condition;

•Systems or Software Failure. Local Bounti relies on integrated controls and computing to optimize and control the growing environments for its produce. A failure in these systems or software could reduce output, lower yield or damage crop quality, which negatively impact operations and financial conditions;

•Human Error. Local Bounti relies on the know-how of its operations teams, their experience, and their oversight of the operations of its facilities. If issues are caused by human error during the various phases of seeding, germination, growing, harvesting, or other standard operating procedures, or if Local Bounti employees fail to properly oversee facility operations, then the yield and quality of Local Bounti’s products could be diminished, which more generally could have material and adverse effects on Local Bounti’s business, operating results, and financial condition; and

•Seed Supply and Quality. Local Bounti may rely on certain seed supplies that may be specifically tailored to grow high-quality plants in its CEA facilities. Seeds may originate from field-grown plants, where seeds are harvested, then bred to generate seed inventory. If there were a field crop failure where Local Bounti would have to rely on an alternative supply of seeds from qualified back-up suppliers, the yield or quality of production of Local Bounti’s products could be diminished for a period of time. Bad seed lots, low germination rates, and similar issues that affect growing also could result in Local Bounti’s inability to achieve proper and consistent product yields or product quality, which could materially and adversely affect performance, and more generally could negatively impact Local Bounti’s business, financial condition and operating results.
Risks Related to Local Bounti’s Technology, Intellectual Property and Infrastructure
Local Bounti may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause Local Bounti to incur substantial costs.
Local Bounti’s defense of intellectual property rights claims brought against it or its customers, suppliers and partners, with or without merit, could adversely affect Local Bounti’s relationships with its customers, may deter future customers from purchasing its products, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force Local Bounti to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Local Bounti to pay substantial damages or obtain an injunction. An adverse determination also could invalidate Local Bounti’s intellectual property rights and adversely affect its ability to offer its products to its customers and may require Local Bounti to procure or develop substitute intellectual property that does not infringe, which could require significant effort and expense. Any of these events could adversely affect Local Bounti’s business, operating results, financial condition and prospects.
The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with Local Bounti.
Local Bounti owns patents, trademarks and other proprietary rights that are important to its business, including Local Bounti’s principal trademarks, “Local BountiTM,” “Stack & Flow TechnologyTM,” and “Farm of the FutureTM.” Local Bounti’s trademarks are valuable assets that reinforce the distinctiveness of its brand to consumers, and Local Bounti’s operations utilize intellectual property that is patented. Local Bounti believes that the protection of its patents, trademarks, copyrights and domain names is important to its success. Local Bounti has also invested a significant amount of money in establishing and promoting its trademarked brand. A patent for our Stack & Flow TechnologyTM was submitted in August 2020. Additional patents protecting additional features of our growing technology were submitted later in 2021. Local Bounti also relies on unpatented proprietary expertise and copyright protection to develop and maintain its competitive position. Local Bounti’s continued success depends, to a significant degree, upon its ability to protect and preserve its intellectual property, including patents, trademarks and copyrights.
Local Bounti relies on confidentiality agreements and patent, trademark and copyright law to protect its intellectual property rights. These confidentiality agreements with team members and certain consultants, contract employees, suppliers and independent contractors generally require that all information made known to them be kept strictly confidential.
Local Bounti cannot assure you that the steps it has taken to protect its intellectual property rights are adequate, that Local Bounti’s intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, Local Bounti’s trademark rights and related registrations may be challenged in the future and could be cancelled or narrowed. Local Bounti’s failure to protect its trademark rights could prevent Local Bounti in the future from challenging third parties who use names and logos similar to Local Bounti’s trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of Local Bounti’s brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether Local Bounti is successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject Local Bounti to liabilities, force Local Bounti to cease use of certain trademarks or other intellectual property or force Local Bounti to enter into licenses with others. Any one of these occurrences may negatively impact Local Bounti’s business, financial condition and results of operations.
Local Bounti relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm its ability to effectively operate its business.
Local Bounti is dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the current and planned operation of its business. A failure of these information technology systems to perform as anticipated could cause Local Bounti’s business to suffer. For example, Local Bounti growers are aided in their work by climate and greenhouse operations software. If this software does not perform as anticipated, Local Bounti’s operations may be adversely affected resulting in decreased yield or quality, mitigation expenses, waste, additional labor expenses and partial or full loss of the crop.
In addition, Local Bounti’s information technology systems may be vulnerable to damage or interruption from circumstances beyond Local Bounti’s control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could negatively impact Local Bounti’s business.
Local Bounti uses or plans to use computers, software and technology in substantially all aspects of its business operations. Local Bounti’s employees also use or plan to use mobile devices, social networking and other online activities to connect with crew members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Local Bounti’s business involves sensitive information and intellectual property, including know-how, private information about crew members and financial and strategic information about the Company and its business partners. Additionally, the environmental controls systems (which control temperature, water, humidity and other systems) for our Montana Facility, and expected for future facilities, could be subject to such cybersecurity risks and incursions, which could result in loss of entire crops in a short amount of time. The loss of crops as the result of such an incident would materially adversely affect our business, financial condition and results of operations.
While Local Bounti has implemented and plans to implement measures to prevent security breaches and cyber incidents, these preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with Local Bounti’s information technology systems or the technology systems of third parties on which it relies, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage all of which could negatively impact Local Bounti’s business, financial condition or results of operations.

Risks related to the Pete’s Acquisition
Risks Related to the Integration of the Business of Pete’s following the Pete’s Acquisition.
We will devote significant capital resources into the Pete’s Acquisition upon the closing of the transaction, and we may not realize the benefit of our investment due to difficulties we may experience in integrating Pete’s operations with our own. These difficulties may result from, among other sources, the following: additional accounting and operational expenses; employee turnover; changing market conditions affecting demand for leafy greens; inaccuracies in the information obtained while making assumptions relating to the Pete’s Acquisition; delays in the completion of ongoing projects, the build-out of Pete’s facility in Georgia (the "Georgia Facility") and retrofitting Pete’s California facilities; and integration risks associated with the employees and management teams of both companies.
The liabilities, risks and costs associated with the Pete’s Acquisition and the integration of Pete’s operations with our own operations may detract from our core CEA operations.
Pete’s operations differ from our current business operations. Their business entails facilities and infrastructure that were not designed with our technology and their greenhouse facilities have not yet incorporated our Stack & Flow Technology™ or any other Local Bounti technology. Outfitting these greenhouse facilities with our technology may result in increased liabilities, risks and costs which could include, without limitation:
•the possibility that our projections about the success of the Pete’s Acquisition could be inaccurate and any such inaccuracies could have a material adverse effect on our financial projections;
•the possibility that we could fail to attract new employees or retain and motivate existing employees, including key employees, in connection with the Pete’s Acquisition;
•the possibility that we may be unable to integrate or migrate our technology into Pete’s existing greenhouse facilities, which could create a risk of errors or performance problems and could affect our ability to meet customer service level obligations;
•the possibility that unanticipated capital expenditures may be required post-closing in connection with the integration of the business of Pete’s into our existing business; and
•the possibility of litigation or other claims in connection with, or as a result of, the Pete’s Acquisition, including claims from Pete’s past employees, customers, or other third parties.
As provided below, the integration of Pete’s operations with our own greenhouse operations will present operational risks and challenges. This integration will require significant time and resources focused on Pete’s operations, including the time and effort of our management team and, if we fail to successfully integrate Pete’s business with our own, we may not realize the benefits expected from the Pete’s Acquisition, and our business may be harmed.
Pete’s may not be integrated with our business successfully or such integration may be more difficult, time-consuming, or costly than expected. Operating costs, customer loss, and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers, or vendors, may be greater than expected following the Pete’s Acquisition. Revenues following the Pete’s Acquisition may be lower than expected.
The Pete’s Acquisition contemplates the acquisition of an existing business and its integration, which is complex, costly and time-consuming. It will divert significant management attention and resources to combining the acquired business with our existing operations. This process may disrupt both businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Pete’s Acquisition could cause an interruption of, or a loss of momentum in, the activities of one or both businesses and could adversely affect their results of operations. The Pete’s Acquisition and integration of Pete’s may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:
•difficulties in integrating operations and systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in integrating employees and attracting and retaining key personnel, including talent;

•challenges in retaining existing customers, suppliers and employees, and with obtaining new customers, suppliers and employees;
•difficulties in managing the expanded operations of a significantly larger and more complex consolidated company;
•potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the Pete’s Acquisition; and
•the ongoing effects of the global COVID-19 pandemic, including supply chain delays and similar other industry-related challenged.
Many of these factors are outside of our control. Any one of them could result in lower revenues, higher costs, and diversion of management time and energy, which could materially impact the business, financial condition, and results of operations of the consolidated companies. In addition, even if the operations of our businesses are integrated successfully, the full benefits of the Pete’s Acquisition may not be realized. These unrealized benefits may include, without limitation, the synergies or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could negatively impact the price of the consolidated companies’ operations and/or the trading price of shares of the Company’s common stock following the Pete’s Acquisition. As a result, it cannot be assured that the combination of our businesses will result in the realization of the full benefits expected from the Pete’s Acquisition within the anticipated time frames or at all. Accordingly, holders of the Company’s common stock may experience a loss as a result of a decline in the trading price of such common stock. In addition, a decline in the market price of the Company’s common stock following the consummation of the Pete’s Acquisition could adversely affect the Company’s ability to issue additional securities and to obtain additional financing in the future on reasonable terms or at all. This decline could also expose us to potential shareholder claims or regulatory review, and we could incur significant litigation expenses defending against actions, whether meritorious or not.
Our plans and strategic initiatives for Pete’s assume we will be able to successfully integrate its business, implement our technologies into its existing greenhouse facilities and utilize its existing customer and distribution channels; however, various factors both outside and within our control may affect our ability to successfully do so, and, if we are unsuccessful in integrating Pete’s operations into our own, we may never realize the anticipated benefits of the Pete’s Acquisition.
Our plans and strategic initiatives regarding Pete’s are dependent on our management team’s ability to successfully integrate Pete’s operations into our own. We anticipate our management team devoting a significant portion of their time and energy to this Acquisition, which may distract them from other aspects of our business; as a result, business and results from operations may suffer.
Further, though we have devoted significant resources to our diligence investigation of Pete’s, we can give no assurances that we have identified all potential risks and liabilities associated with its operations, or that we will be able to adequately respond to those risks and liabilities we did identify. If these risks and liabilities occur, or if unanticipated risks and liabilities arise, and we are unable to adequately respond to them, we may experience significant delays in integrating Pete’s operations into our own, if we are successful at all. If we are unable to integrate Pete’s, we will not realize the anticipated benefits of the Pete’s Acquisition, which may have a material and adverse effect on our business, results of operations, and financial condition, as well as on the trading price of shares of our common stock.
Pete’s operations acquired in the Pete’s Acquisition are subject to federal, state and local environmental laws, ordinances and regulations. While Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance with all such regulations, and any failure to comply could result in monetary penalties, fines or clean-up costs.
The greenhouse facilities to be acquired in the Pete’s Acquisition of Pete’s use fertilizers, pesticides, herbicides and other substances, some of which may potentially be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our facilities and operations, including the application, release, disposal and use of such potentially hazardous or toxic substances that could threaten public health or the environment. Environmental laws, ordinances and regulations can vary greatly according to a site’s location, former or present uses and other environmental-related factors. The Company could be adversely impacted by a decision, judgment or order issued by a governmental or regulatory agency that significantly restricts the use of any fertilizers, pesticides, herbicides and other substances that have been traditionally used in the cultivation of one of our products. Under the federal Insecticide, Fungicide and Rodenticide Act, as amended, the Food, Drug and Cosmetic Act, as amended, and the Food Quality Protection Act of 1996, as amended, the U.S. Environmental Protection Agency is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. Such legislation, laws and regulatory current and future actions regarding the availability and use of such substances could adversely affect the Company’s production, business and financial condition. The Company also faces potential environmental liabilities by virtue of its current and prior ownership or leasing of real property, including the greenhouse facilities acquired in the Pete’s Acquisition of Pete’s, some of which have used herbicides, pesticides or fertilizers. Under such laws, ordinances and regulations, the Company may be deemed responsible for the removal, disposal, cleaning or remediation of hazardous or toxic substances in, under or upon real property on which our facilities and operations are located. These laws, ordinance and regulations could impose liabilities without regard to whether the Company knew or were aware of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, misuse of or failure to properly apply, release, use, clean or remediate such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and could subject Local Bounti to criminal or civil enforcement actions, including significant monetary penalties, fines or clean-up costs.
Local Bounti’s management monitors environmental legislation and requirements and makes every effort to remain in compliance with such laws, ordinances and regulations. The Company also purchases insurance for environmental liability when it is available; however, the Company’s insurance may not be adequate to cover any such damages, penalties, fines or costs, or its insurance may not continue to be available at a price or under terms that are satisfactory to the Company. In any of these cases, if the Company is required to pay any such damages, penalties, fines or costs, it is possible that its business, financial condition and results of operations could be adversely affected. Future environmental laws, ordinances and regulations could also impact the Company’s business and operations, but it cannot predict the extent to which the Company would be impacted.
The use of herbicides, pesticides and other potentially hazardous substances in Pete’s operations to be acquired in the Pete’s Acquisition may lead to environmental damage and result in increased costs to us.
Certain of the greenhouse facilities the Company expected to be acquired in the Pete’s Acquisition use herbicides, pesticides and other potentially hazardous substances in the operation of its business, and the Company will need to continue the operations at such facilities for some period of time until fully integrated and retrofitted with the Company’s technologies. The Company may have to pay for the costs or damages associated with the improper application, accidental release or use or misuse of such substances. The Company’s insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to the Company. In such cases, payment of such costs or damages could have a material adverse effect on the Company’s business, results of operations and financial condition.
We may encounter increased costs for accounting and internal controls over financial reporting as a result of the Pete’s Acquisition.
Pete’s financial statements and internal controls have not, historically, been maintained in a manner consistent with GAAP. While we anticipate incurring accounting costs bringing Pete’s financial records and internal controls in alignment with GAAP, as well as with complying with the requirements associated internal control over financial reporting, following the Pete’s Acquisition, we may be required to expend greater resources in completing this conversion than anticipated.
We may be subjected to increased compliance costs and liability risks associated with Pete’s workforce.
As of December 31, 2021, we had 111 full-time employees. Pete’s workforce of approximately 130 employees could create various new and expanded employment-related liabilities and compliance obligations for the Company, including the Occupational Safety and Health Administration compliance matters, which may increase our labor costs and expose us to previously inapplicable risks. With Pete’s additional workforce expected to join the Company, the Company could incur significant additional compliance costs. These increased costs may cause the assumptions underlying our plans, projections, and strategic initiatives with respect to the Pete’s Acquisition to be incorrect. If this occurs, we may not realize the anticipated benefits of the Pete’s Acquisition and our business, results of operations, and financial condition may be materially and adversely affected.
Pete’s existing facilities may not be adaptable to new technologies.
We intend to implement our Stack & Flow Technology™ and other technologies into Pete’s existing facilities. To the extent we are unable to implement our technologies into Pete’s existing facilities as anticipated, our business and operations will be negatively impacted. This would ultimately impact the combined company’s customers’ experience, which may have a negative impact on operating cash flows, liquidity and financial condition.

We may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to construction delays at the facilities acquired in the Pete’s Acquisition.
The ongoing development of the Georgia Facility is planned for a relatively short-term construction schedule, with completion expected in the second quarter of 2022. Similarly, the implementation of our technology into Pete’s other existing facilities will require modifications and, in some cases, additional construction. These activities require timely delivery of required equipment and materials. We rely on third parties to provide the equipment and materials needed for our construction and development needs. The global supply chain for this equipment and materials could be impacted by disruptions, such as political events, international trade disputes, war, acts of terrorism, hostilities or wars (such as the conflict between Russia and Ukraine), natural disasters, public health issues, such as the ongoing COVID-19 global pandemic, industrial accidents, inflation, and other business interruptions, which could lead to delays, reputational damage, interruptions of service for our customers, and disruptions of our future plans and strategic initiatives. If any such delay or disruption were to occur, it could have a material adverse effect on our liquidity and financial condition.
Changes in the costs of procuring materials and equipment used in our construction and development programs, including vendor costs, or changes in our relationships with vendors, could also have an adverse effect on our results of operations. Further, during the COVID-19 global pandemic, we have observed increases in the prices for certain component parts and finished equipment. To the extent we determine our costs to complete the development of the Georgia Facility or implementing our technology into Pete’s other existing facilities are too high, we may suspend, reduce the scope of, or permanently abandon the implementation of our technology into such facilities, which could have material and adverse effects on our plans and strategic initiatives.
Though we have undertaken various proactive efforts to secure our global supply chain against the ongoing effects of COVID-19, its full extent and impact on our future supply chain and procurement process cannot be reasonably estimated at this time, and it could have a material adverse impact on our business and financial condition.
Following the Pete’s Acquisition, the Company’s currently operating facilities and other real property are concentrated entirely in Montana, California, and Georgia.
Following the Pete’s Acquisition, all of the Company’s currently operating facilities and other real property will be located in Montana, California and Georgia, and the Company’s business will be especially sensitive to the economic conditions within California. Any adverse change in the economic climate of Montana, California, Georgia or regions of those states, and any adverse change in the political or regulatory climate of those states or counties where the Company’s facilities or property are located in those states, could adversely affect the Company’s strategic growth and development activities. Moreover, the Company’s ability to use, sell or lease any of its facilities or real property could decline as a result of weak economic conditions or restrictive laws or regulations in Montana, California or Georgia or any areas therein.
The lack of sufficient water would severely impact our ability to produce crops or develop any of the Company’s facilities or real property.
The average rainfall in certain areas of California could potentially fall substantially below amounts required to grow crops, and therefore we are dependent on the Company’s rights to pump water from underground aquifers. Extended periods of drought in Montana, California or Georgia may put additional pressure on the use and availability of water for agricultural uses, and in some cases, governmental authorities could divert, or already have diverted, water to other uses, and such pressure is particularly acute in California. When such states grow in population, there are increasing and multiple pressures on the use and distribution of water, which could be deemed a finite resource. Lack of available potable water can also limit facility and real property development.
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in certain basins and aquifers. We may use federal project water, as well as ground water and water from certain local water districts and counties.
California experienced below-average precipitation in the 2020-2021 rainfall season and above-average precipitation in the first three months of the current rainfall season as of December 31, 2021. According to the U.S. Drought Monitor, California experienced severe drought conditions as of December 31, 2021. In October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, oversee and determine the allocation of water amounts to Salinas Valley farmers, and such allocations could be decreased in the future. We will continue to assess the continuing impact these reductions may have on the California facilities acquired in the Pete’s Acquisition.

Costs may increase as we pump more water than our historical averages, and federal, state and local water delivery infrastructure costs may potentially increase to access these limited water supplies. We will continue to monitor developments and governmental actions that could adversely impact our access and ability to obtain water to our facilities. We believe we will have access to adequate supplies of water for our agricultural operations. However, if future drought conditions are worse than prior drought conditions or if governmental or regulatory responses to such conditions limit our access or ability to obtain or pump water, our business could be negatively impacted by these conditions and responses in terms of access to and cost of water.
Risks Related to our Customers
Local Bounti could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand its product offerings or gain market acceptance of its products could have a negative effect on Local Bounti’s business.
The market in which Local Bounti operates is subject to changes in consumer behavior. Local Bounti’s performance will depend significantly on factors that may affect the level and pattern of consumer spending in the U.S. food industry market in which Local Bounti operates, including consumer preference, income, confidence in and perception of the safety and quality of Local Bounti’s products and competitive products, and shifts in the perceived value for Local Bounti’s products relative to alternatives. Such factors include consumer preference, consumer income, consumer confidence in and perception of the safety and quality of Local Bounti products and shifts in the perceived value for Local Bounti products relative to alternatives.

•Consumer Preferences. Local Bounti’s first commercialized crops are leafy greens and fresh herbs, including variations of loose leaf and living lettuce, basil and cilantro. There is no guarantee that leafy greens and herbs will continue to be demanded by consumers, or that consumers will prefer the leafy greens and herbs grown by Local Bounti versus competitors. Consumer trends toward crops with lower yields or at lower price points may adversely affect Bounti’s financial performance. If Local Bounti expands its product offerings to include other produce, it will similarly be impacted by consumer preferences for such products.

•Safety and Quality Concerns. Media coverage regarding the safety or quality of, or diet or health issues relating to, Local Bounti’s products or the processes involved in their production, may damage consumer confidence in Local Bounti products. For example, manufacturers and regulatory authorities have issued recalls of loose leaf lettuce in the past due to issues such as salmonella contamination. Any widespread safety or quality issues of loose leaf lettuce or other fresh vegetables and herbs — even if not involving Local Bounti — could adversely affect consumer confidence in and demand for such loose leaf lettuce. Further, CEA is a relatively small, new industry, and a food safety incident involving an indoor farming producer other than Local Bounti, including direct competitors, may adversely affect consumer perception of or demand for Local Bounti’s products.

•Consumer Income. A general decline in the consumption of Local Bounti products could occur at any time as a result of change in consumer spending habits, including an inability to purchase Local Bounti products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic.

•Desire for Sustainable Products. A general decline in the consumption of Local Bounti products could occur at any time as a result of change in consumer spending habits, including an unwillingness to pay a premium for products that are more sustainable or meet ESG objectives in a manner more in-line with consumer preferences.

•Price Compression. Tomatoes have decreased in price consistently over the past 10 to 15 years due to an increase in production. Loose leaf lettuce may follow this trend and this could pose a risk to the gross margins of the Company, which could negatively and materially affect the Company’s financial performance.
The success of Local Bounti products will depend on a number of factors including Local Bounti’s ability to accurately anticipate changes in market demand and consumer preferences, its ability to differentiate the quality of Local Bounti products from those of its competitors, and the effectiveness of marketing and advertising campaigns for Local Bounti products. Local Bounti may not be successful in identifying trends in consumer preferences and growing or developing products that respond to such trends in a timely manner. Local Bounti or its retail partners also may not be able to effectively promote Local Bounti products by marketing and advertising campaigns and gain market acceptance. If Local Bounti products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, Local Bounti may not be able to fully recover costs and expenses incurred in its operations, and Local Bounti’s business, financial condition or results of operations could be materially and adversely affected.
Demand for lettuce, cilantro, basil and other greens and herbs is subject to seasonal fluctuations and may adversely impact Local Bounti’s results of operations in certain quarters.
Demand for leafy greens products may be subject to some degree of seasonality due to consumer behavior. As a result, comparisons of Local Bounti’s sales and operating results between different periods may not necessarily be meaningful comparisons. If Local Bounti is not correct in forecasting demand and planning its growing seasons accordingly, Local Bounti may experience reduced average sales prices or a supply-demand imbalance, which could adversely impact its results of operations at certain times of the year.
As Local Bounti grows its sales into the retail channel and increase sales through individual retailers, the loss or significant reductions in orders from Local Bounti’s top retail customers could have a material adverse impact on its business.
Local Bounti’s customers include retailers and food service distributors. Sales to Local Bounti’s top retail customers contribute to a significant portion of Local Bounti’s revenue, accounting for approximately 82% and 70% of Local Bounti’s gross revenue for the years ended December 31, 2021 and 2020, respectively. Local Bounti believes sales to its top retailer customers will continue to constitute a significant portion of its revenue, income and cash flow for the foreseeable future. Local Bounti’s inability to resolve a significant dispute with any of its top retail customers, a change in the business condition (financial or otherwise) of any of its top retail customers, even if unrelated to Local Bounti, a significant reduction in sales to any top retail customer, or the loss of any of top retail customer can adversely affect Local Bounti’s business, financial condition or results of operations.
Risks Related to Legal Matters and Regulations
The unavailability, reduction or elimination of government and economic incentives could negatively impact Local Bounti’s business, prospects, financial condition and operating results.
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of Local Bounti’s operations or other reasons may result in the diminished competitiveness of the CEA facility industry generally or Local Bounti products in particular. This could materially and adversely affect Local Bounti’s business, prospects, financial condition and operating results.
Local Bounti may be subject to litigation and government inquiries and investigations involving its business, the outcome of which is unpredictable, and an adverse decision in any such matter could have a material effect on Local Bounti’s financial position and results of operations.
From time to time, Local Bounti may be party to various claims and litigation proceedings. Local Bounti will evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, Local Bounti may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from Local Bounti’s assessments and estimates. Local Bounti is not currently party to any material litigation.
Even when not merited, the defense of these lawsuits may divert management’s attention, and Local Bounti may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against Local Bounti, which could negatively impact its financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage Local Bounti’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Local Bounti’s business involves significant risks and uncertainties that may not be covered by indemnity or insurance.
While Local Bounti maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if Local Bounti believes a claim is covered by insurance, insurers may dispute Local Bounti’s entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of Local Bounti’s recovery. Any settlement or judgment against Local Bounti that exceeds the policy limits or not covered by its policies or not subject to insurance would have to be paid from Local Bounti’s cash reserves, which would reduce Local Bounti’s capital resources.
Local Bounti’s future operations could expose it to the risk of material environmental and regulatory liabilities, including unforeseen costs associated with compliance and remediation efforts, and government and third party claims, which could have a material adverse effect on Local Bounti’s reputation, results of operations and cash flows.
The manufacture and marketing of food products is highly regulated. Local Bounti and its suppliers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of Local Bounti’s business, including the production, packaging, labeling, distribution, advertising, sale, quality, and safety of its products, as well as the health and safety of its employees and the protection of the environment.
Local Bounti is subject to regulation by various government agencies, including the USDA, the FDA, the Federal Trade Commission, the Occupational Health and Safety Administration, and the U.S. Environmental Protection Agency, as well as various state and local agencies. Local Bounti is also regulated outside the United States by various international regulatory bodies. In addition, depending on customer specification, Local Bounti may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. Local Bounti could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect Local Bounti’s business, results of operation, and financial condition. In connection with the marketing and advertisement of its products, Local Bounti could be the target of claims relating to false or deceptive advertising, including under the auspices of the Federal Trade Commission and the consumer protection statutes of some states.
CEA farming is a relatively new industry lacking a deep body of specific regulations applicable to its operations. As the industry matures, Local Bounti may become subject to new regulations that may adversely affect its business.
The regulatory environment in which Local Bounti operates could change significantly and adversely in the future. Any change in production, labeling or packaging requirements for Local Bounti’s products may lead to an increase in costs or interruptions in production, either of which could adversely affect its operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls, or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect Local Bounti’s business, results of operations, and financial condition.
Political issues and considerations could have a significant effect on Local Bounti’s business.
There is uncertainty with respect to, among other things, legislation, regulation and government policy at the federal, state and local levels. Specific legislative and regulatory proposals discussed recently that may adversely impact Local Bounti include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs, travel restrictions, customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulations, antitrust enforcement and regulation related to the COVID-19 pandemic. Any changes in the political issues and considerations may have a negative impact on Local Bounti’s business, its financial condition and results of operations could be adversely affected.
Product contamination, food-safety and foodborne-illness incidents or advertising or product mislabeling may materially adversely affect Local Bounti’s business by exposing Local Bounti to lawsuits, product recalls, or regulatory enforcement actions, increasing Local Bounti’s operating costs and reducing demand for its product offerings.
The sale of food products for human consumption involves inherent legal and other risks, including the tampering by unauthorized third parties and risk of illness or injury incidents to consumers. Such incidents may result from foodborne illnesses or other food safety incidents caused by Local Bounti products, or involving its suppliers, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during a product’s growing, storage, handling or transportation stages. Any such incident could result in the discontinuance of sales of these products or Local Bounti’s relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to Local Bounti’s reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose Local Bounti to product liability, negligence, or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of Local Bounti’s existing or future insurance coverage or limits. Even if a product liability claim against us is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers, as well as our corporate and brand image. Any claims or judgments against Local Bounti that exceed our insurance coverage limits or that are not covered by our insurance policies or by any indemnification or contribution rights that we may have against others would likely be paid from Local Bounti’s cash reserves, which would reduce Local Bounti’s capital resources. We maintain product liability insurance; however, we cannot be certain that we will not incur claims or liabilities for which we are not insured or that exceed our insurance coverage amounts.
The occurrence of foodborne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of product contamination or regulatory noncompliance, whether or not caused by Local Bounti’s actions, could compel Local Bounti, its suppliers, distributors or customers, depending on the circumstances, to conduct a recall in accordance with Food and Drug Administration regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time, potential loss of existing distributors or customers and a potential negative impact on Local Bounti’s ability to attract new customers due to negative consumer experiences or because of an adverse impact on Local Bounti’s brand and reputation. The costs of a recall could be outside the scope of Local Bounti’s existing or future insurance policy coverage or limits. Moreover, we believe governmental scrutiny and public awareness of food safety issues is also increasing. We are subject to governmental inspection, laws and regulations, and we believe our facilities comply in all material respects with applicable laws and regulations; however, we cannot be certain that consumption of our products will not cause health-related illness or injury incidents in the future or that we will not be subject to claims or lawsuits relating to such matters.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and Local Bounti, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathogenic organisms into consumer products as well as product substitution. Food and Drug Administration regulations require companies like Local Bounti to analyze, prepare, and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If Local Bounti does not adequately address the possibility, or any actual instance, of product tampering, Local Bounti could face possible seizure or recall of its products, suspension of its facilities’ registrations, and/or the imposition of civil or criminal sanctions, which could materially adversely affect Local Bounti’s business, financial condition and operating results.
Local Bounti’s brand and reputation may be diminished due to real or perceived quality or food-safety issues with its products, which could negatively impact Local Bounti’s business, reputation, operating results and financial condition.
Real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving Local Bounti (such as incidents involving Local Bounti’s competitors), could cause negative publicity and reduced confidence in Local Bounti’s brand or products, which could in turn harm its reputation and sales, and could adversely affect its business, financial condition and operating results. Brand value is also based on perceptions of subjective qualities, such as appearance and taste, and any incident that erodes the loyalty of Local Bounti’s consumers, including changes to product appearance, taste or packaging, could significantly reduce the value of Local Bounti’s brand and significantly damage its business.
Local Bounti also has no control over its products once a third-party distributor takes possession of them. Distributors or consumers may store Local Bounti products under conditions and for periods of time inconsistent with the USDA, the FDA, and other governmental guidelines, which may adversely affect the quality and safety of Local Bounti’s products.
If consumers do not perceive Local Bounti’s products to be of high quality or safe, then the value of its brand would be diminished, and its business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of Local Bounti’s products would be difficult and costly to overcome. Any such negative effect could be exacerbated by Local Bounti’s market positioning as a socially conscious grower of high-quality produce and may significantly reduce Local Bounti’s brand value. Issues regarding the safety of any of Local Bounti’s products, regardless of the cause, may harm its brand, reputation and operating results.
Local Bounti’s operations are, or will be, subject to regulation by the USDA, the FDA and other federal, state and local regulation, and while Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance with all such regulations.
Local Bounti’s operations are, or will be, subject to extensive regulation by the USDA, the FDA and other federal, state and local authorities. Specifically, Local Bounti is or will be subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the growing, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow and pack, food products comply with a range of requirements, including standards for the growing, harvesting, packing and holding of produce. The Montana Facility is subject to periodic inspection by federal, state and local authorities. If Local Bounti cannot successfully grow products that conform to its specifications and the strict regulatory requirements of the USDA, the FDA or other federal applicable regulations, Local Bounti may be subject to adverse inspectional findings or enforcement actions, which could materially impact Local Bounti’s ability to market its products, or could result in a recall of Local Bounti products that have already been distributed. While Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance will all such regulations. If the USDA, the FDA (under the FSMA) or a comparable regulatory authority determines that Local Bounti has not complied with the applicable regulatory requirements, Local Bounti’s business may be materially impacted.
Local Bounti seeks to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to identify any potential contaminants before distribution. Failure by Local Bounti to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to its operations could subject Local Bounti to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or production of products, or refusals to permit the import of raw materials, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on Local Bounti’s operating results and business.
Failure by any suppliers of raw materials to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of Local Bounti’s products, may disrupt Local Bounti’s supply of products and adversely affect its business.
If Local Bounti’s current or future suppliers of raw materials fail to comply with food safety, environmental, or other laws and regulations, or face allegations of non-compliance, Local Bounti’s operations may be disrupted. Additionally, downstream distribution partners are required to maintain the quality of Local Bounti products and to comply with Local Bounti’s standards and specifications. In the event of actual or alleged non-compliance, Local

Bounti might be forced to find alternative suppliers and may be subject to lawsuits related to such non-compliance by such suppliers. As a result, Local Bounti’s supply of produce and finished inventory could be disrupted or Local Bounti’s costs could increase, which would adversely affect Local Bounti’s business, results of operations, and financial condition. The failure of any supplier to comply with Local Bounti’s specifications and requirements could adversely affect Local Bounti’s reputation in the marketplace and result in product recalls, product liability claims, and economic loss. Additionally, actions Local Bounti may take to mitigate the impact of any disruption or potential disruption in its supply of produce, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect Local Bounti’s business, results of operations, and financial condition.

Risks Related to Local Bounti’s Term Loan Facility

Local Bounti has entered into agreements with Cargill Financial for a term loan credit facility, including an amendment which will become effective at the closing of the Pete’s Acquisition. The credit facility is secured by all of the Company’s assets, including its intellectual property. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all Local Bounti assets, and securities in the Company could be rendered worthless.

Local Bounti entered into agreements for a credit facility in September 2021 with Cargill Financial and entered into an amendment to such facility which will become effective upon the closing of the Pete’s Acquisition. The credit facility is secured by all of the Company’s assets, including its intellectual property. Additionally, the definitive documentation states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti’s business, financial condition and results of operations. The pledge of these assets and other restrictions may also limit Local Bounti’s flexibility in raising capital for other purposes. Because all of Local Bounti’s assets are pledged under the credit facility, Local Bounti’s ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti’s financial flexibility. Refer to Note 7, Debt, of the Consolidated Financial Statements for more information about the credit facility.
Risks Relating to Ownership of Our Securities

The price of our securities may be volatile or may decline regardless of our operating performance.
The trading price of the common stock and public warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Local Bounti’s control. These factors include:

•actual or anticipated fluctuations in operating results;

•failure to meet or exceed financial estimates and projections of the investment community or that Local Bounti provides to the public;

•issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•operating and share price performance of other companies in the industry or related markets;

•the timing and magnitude of investments in the growth of the business;

•actual or anticipated changes in laws and regulations;

•additions or departures of key management or other personnel;

•increased labor costs;

•disputes or other developments related to intellectual property or other proprietary rights, including litigation;

•the ability to market new and enhanced solutions on a timely basis;

•sales of substantial amounts of common stock by Local Bounti’s directors, executive officers or significant stockholders or the perception that such sales could occur;

•changes in capital structure, including future issuances of securities or the incurrence of debt; and

•general economic, political and market conditions.
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
Local Bounti has never paid cash dividends on our capital stock and does not anticipate paying dividends in the foreseeable future.
Local Bounti has never paid cash dividends on our capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on Local Bounti’s financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
Anti-takeover provisions contained in our Certificate of Incorporation and Bylaws and applicable laws could impair a takeover attempt.
Our Certificate of Incorporation and Bylaws afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Local Bounti is also subject to Section 203 of the Delaware General Corporation Law ("DGCL") and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for the common stock.
Local Bounti is subject to risks related to taxation in the United States.
Significant judgments based on interpretations of existing tax laws or regulations are required in determining Local Bounti’s provision for income taxes. Local Bounti’s effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of Local Bounti’s operations, changes in Local Bounti’s future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although Local Bounti believes its tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on its tax returns, Local Bounti could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Local Bounti’s business and future profitability.
Local Bounti is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Local Bounti’s operations and customers are located throughout the United States, Local Bounti will be subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Local Bounti and may have an adverse effect on its business and future profitability.
For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Local Bounti) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Local Bounti’s business and future profitability.
As a result of plans to expand Local Bounti’s business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Local Bounti’s after-tax profitability and financial results.
In the event that Local Bounti’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Local Bounti’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of Local Bounti’s business.

Additionally, Local Bounti may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Local Bounti’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on Local Bounti’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Local Bounti’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Local Bounti does not prevail in any such disagreements, Local Bounti’s profitability may be affected.
Local Bounti’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.
Local Bounti’s ability to utilize its net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to use its pre-change net NOLs to offset future taxable income. The limitations apply if a corporation undergoes an "ownership change," which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period. If Local Bounti has experienced an ownership change at any time since its incorporation, Local Bounti may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Local Bounti’s stock ownership, which may be outside of Local Bounti’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Local Bounti’s use of accumulated state tax attributes. As a result, even if Local Bounti earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Local Bounti.
Local Bounti received a loan as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and Local Bounti’s application for such loan could in the future be determined to have been impermissible which could adversely impact its business and reputation.
On April 15, 2020, Local Bounti received a Small Business Administration ("SBA") loan in the amount of $104 thousand with fixed interest of 1% per annum as part of the CARES Act (the "PPP Loan"). Although under the CARES Act Local Bounti may be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, provided that it retains a certain number of employees and maintains compensation within certain regulatory parameters of the PPP, Local Bounti repaid the PPP Loan in full in June 2021.
In applying for the PPP Loan, Local Bounti was required to certify, among other things, that the then current economic uncertainty made the PPP Loan necessary to support its ongoing operations. Local Bounti made these certifications in good faith after analyzing, among other things, the requirements of the PPP Loan, Local Bounti’s then-current business activity and its ability to access other sources of liquidity sufficient to support its ongoing operations in a manner that would not be significantly detrimental to its business. Local Bounti believes that it satisfied all eligibility criteria for the PPP Loan, and that its receipt of the PPP Loan was consistent with the broad objectives of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite Local Bounti’s good-faith belief that it has satisfied all eligibility requirements for the PPP Loan, Local Bounti is later determined to have violated any of the laws or governmental regulations that apply to it in connection with the PPP Loan, or it is otherwise determined that it was ineligible to receive the PPP Loan, Local Bounti may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to Local Bounti’s reputation, a review or audit by the SBA or other government entity or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on Local Bounti’s business, results of operations and financial condition.
Local Bounti’s sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Local Bounti is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the common stock.
Local Bounti is a holding company and has no material assets other than its direct and indirect equity interests in its subsidiaries. Local Bounti has no independent means of generating revenue. To the extent Local Bounti’s subsidiaries have available cash, Local Bounti will cause its subsidiaries to make distributions of cash to pay taxes, cover Local Bounti’s corporate and other overhead expenses and pay dividends, if any, on the common stock. To the extent that Local Bounti needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Local Bounti or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Local Bounti’s liquidity and financial condition could be materially adversely affected.
There is no guarantee that the public warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for our warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.
We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the public warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a public warrant could be decreased, all without a holder’s approval.
The public warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a public warrant.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.
In addition, we may redeem your warrants after they become exercisable for a number of shares of common stock determined based on the redemption date and the fair market value of the common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are "out-of-the-money," in which case you would lose any potential embedded value from a subsequent increase in the value of the common stock had your warrants remained outstanding.
We may issue a substantial number of additional shares of common stock under an employee incentive plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.
We may issue additional shares of common stock under an employee incentive plan. The issuance of additional common stock:

•may significantly dilute the equity interests of our investors;

•could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect prevailing market prices for the common stock and/or the public warrants.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on the NYSE. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that the common stock is a "penny stock" which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because the common stock and public warrants are listed on the NYSE, the common stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your shares of our common stock at a time and price that you deem appropriate. All outstanding shares of our common stock previously held by the pre-Business Combination public stockholders at the completion of the Merger and a substantial number of shares of our common stock issued as merger consideration in the Merger are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act.

In connection with the completion of the Business Combination, we entered into an Amended and Restated Registration Rights Agreement with certain persons and entities holding securities of the Company prior to the Closing (the "Initial Holders"), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to certain shares of common stock held by the Initial Holders and their respective permitted transferees, in addition to the warrants originally issued in a private placement to our Initial Holders in connection with the Company’s initial public offering and the up to 5.33 million shares of our common stock issuable upon the exercise of the private placement warrants. We also registered for resale the 15 million shares of our common stock (the "PIPE shares") issued in a private placement that closed immediately prior to the Business Combination and the 5.5 million shares of common stock issuable upon exercise of our publicly held warrants to purchase shares of common stock. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on December 23, 2021, to register the resale of up to 83.5 million shares of our common stock, including 15 million PIPE shares and 5.33 million shares of common stock issuable upon exercise of our outstanding publicly held warrants. Shares of common stock sold under such registration statement can be freely sold in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

In connection with the Pete’s Acquisition, we have agreed to issue the Equity Consideration and will separately issue Cargill Financial the Cargill Financial Equity upon the closing of the Pete’s Acquisition. We have agreed to register the Equity Consideration pursuant to the Registration Rights Agreement.

We have also filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock that may be issued under our equity incentive plans from time to time, as well as any shares of our common stock underlying outstanding restricted stock units that have been granted to our directors, executive officers and other employees, all of which are subject to time-vesting conditions. Shares registered under this registration statement will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

Our Initial Holders and our former Board members agreed not to transfer, assign or sell certain founder shares held by each of them until one year after the date of the Closing or earlier if, subsequent to the Business Combination, (a) the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. However, following the expiration of such lock-up, the Initial Holders and its permitted transferees will not be restricted from selling such securities, other than by applicable securities laws.

We are unable to predict the effect that these sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly and make it difficult for us to raise funds through securities offerings in the future.
If securities or industry analysts do not publish or cease publishing research or reports about Local Bounti, its business or its market, or if they change their recommendations regarding the common stock adversely, the price and trading volume of the common stock could decline.
The trading market for the common stock will be influenced by the research and reports that industry or securities analysts may publish about Local Bounti, its business, its market or its competitors. If any of the analysts who may cover Local Bounti change their recommendation regarding the common stock adversely, or provide more favorable relative recommendations about its competitors, the price of the common stock would likely decline. If any analyst who may cover Local Bounti were to cease their coverage or fail to regularly publish reports on Local Bounti, we could lose visibility in the financial markets, which could cause the stock price or trading volume of Local Bounti securities to decline.
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") permits "emerging growth companies" like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 2, 2026, the fifth anniversary of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We cannot predict if investors will find the common stock less attractive because we will rely on these exemptions. If some investors find the common stock less attractive as a result, there may be a less active trading market for the common stock and our share price may be more volatile.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Hamilton, Montana. The Montana Facility is situated on approximately 28.5 acres, including approximately 55,000 square feet of greenhouse space and 24,000 square feet of warehouse space pursuant to a lease that expires in 2040. We use the Montana Facility mainly for warehouse and greenhouse space, with some office and administrative space. In October 2021, the Company acquired 20 acres of land adjacent to the Montana Facility for a planned research and development facility. Additionally, in Hamilton, Montana, we separately lease approximately 8,600 square feet of office space.
The Company is assessing its pipeline of future farm locations to maximize Pete’s national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Given these considerations and the transformational nature of the anticipated Pete’s acquisition, the Company paused its construction of the Pasco facility to ensure that its design is fully optimized to drive best-in-class unit economics and that synergies with Pete’s existing growing systems are considered prior to continuing construction. The Company remains committed to the build-out of the Pasco facility and has completed site preparations, as well as obtained the necessary local and state permits to resume construction of the facility once the Company completes its planning.
We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants are listed on the NYSE under the trading symbols of "LOCL" and "LOCL.WS," respectively. Prior to November 19, 2021, our common stock and warrants were quoted on NYSE under the symbols "LIII," "LIII.U," and "LIII.WS," respectively.
Holders of Common Stock and Public Warrants
As of December 31, 2021, there were 85 holders of record of our common stock and two holders of record of the public warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never paid any cash dividends on our common stock. Our Board currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.

Recent Sales of Unregistered Securities
None.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes to those statements, included elsewhere in this Annual Report on Form 10-K, and the Section entitled "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K. As discussed in more detail in the section entitled "Cautionary Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
Overview

Local Bounti was founded in August 2018 and is headquartered in Hamilton, Montana. Local Bounti is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. Local Bounti’s vision is to deliver the freshest, locally grown produce over the fewest food miles possible. Local Bounti is a CEA company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical farming and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through its CEA process, it is our goal to produce our products in an environmentally sustainable manner that will increase harvest efficiency, limit water usage and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and the Local Bounti products are non-GMO and are certified pesticide residue free. Our products use 90% less water and 90% less land than conventional agriculture to produce. Our first CEA facility in Hamilton, Montana commenced construction in 2019 and reached full commercial operation by the second half of 2020. We completed an increase to the capacity of the Montana Facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021, which is now operational, and was fully commissioned in the fourth quarter of 2021.

We derive the majority of our revenue from the sale of produce. We grow and package fresh greens and herbs that are sold into existing markets and channels such as food retailers and food service distributors from our Montana Facility. Sales are recognized at a point in time when control of the goods is transferred to the customer. Additional revenue is generated from the sale of intellectual property that we have developed. Intellectual property sold in 2021 consisted of intellectual property for salad kits, including the licensed know-how for recipes, packaging support, and branding kit development. For information on our operating segments, see Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements.

In the future, we expect to build and operate new facilities across the United States, which will increase our production capacity and expand our reach to new markets, new geographies, and new customers. We also expect to expand our product offering to new varieties of fresh greens, herbs, and other produce. We periodically offer sales incentives to our customers, including temporary price reductions. We anticipate that these promotional activities could impact sales and that changes in such activities could impact period-over-period results. Sales may also vary from period to period depending on the purchase orders we receive, the volume and mix of products sold and the channels through which our products are sold.

Recent Developments

Business Combination with Leo Holdings III Corp ("Leo")

Local Bounti was originally incorporated in the State of Delaware on January 8, 2021 as a special purpose acquisition company under the name Leo, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Leo completed its IPO in January 2021. On November 19, 2021, Leo merged with and into Local Bounti, a Delaware corporation ("Legacy Local Bounti"), with Legacy Local Bounti surviving the merger of Leo (the "Business Combination").

In connection with the consummation of the Business Combination (the "Closing"), the registrant changed its name from Leo to Local Bounti Corporation. The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, Leo was treated as the "acquired" company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Local Bounti issuing stock for the net assets of Leo, accompanied by a recapitalization, whereby no goodwill or other intangible assets was recorded. Operations prior to the Business Combination are those of Legacy Local Bounti.

Pete's Acquisition

On March 14, 2022, we entered into a definitive agreement to acquire California-based complementary indoor farming company Pete's, for total consideration of $122.5 million, subject to customary adjustments. The Pete's Acquisition consideration will be comprised of $92.5 million in cash, expected to be provided pursuant to Local Bounti’s existing lending facility with Cargill Financial, and the remaining $30.0 million of consideration payable in shares of Local Bounti common stock.

Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two operating facilities in California and one under construction in Georgia which is scheduled to begin operations in the second quarter of 2022. Pete’s has distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, as well as Whole Foods and AmazonFresh. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80 percent share of the CEA market within the Western U.S. – as well as packaged salad and cress. Pete’s has been in operation for over 50 years while focusing the last 25 years in leafy greens, has long-standing relationships with the majority of its customers, and has a demonstrated track record of generating positive EBITDA.

Local Bounti plans to install its patent pending Stack & Flow Technology™ at Pete’s facilities, combining the best aspects of vertical farming and greenhouse growing technologies to deliver higher yields of diverse leafy greens at superior unit economics. The Pete's Acquisition also allows Local Bounti to gain access to Pete’s existing retail customer base of more than 10,000 retail locations nationwide.

Local Bounti expects to close the Pete’s Acquisition in the second quarter of 2022.

Environmental, Social and Governance

Conventional agriculture has been feeding the world for hundreds of years, yet given the negative impacts of climate change, it is now struggling to keep pace. Add to that the COVID–19 pandemic, and an already stressed food supply system is experiencing even more pressure. Sustainability has emerged as a global imperative, and when it comes to agriculture, it is clear we must find ways to do better. We believe growing healthy vegetables is good business, and our growing technology delivers clean produce with safer growing methods, which we believe benefits all stakeholders and differentiates us from traditional agriculture. We expect that consumer demand for clean, nutritious, locally grown, and high-quality products will increase over time.

Our compact, efficient, and local farms provide fresh produce with minimum transportation distances. Combined with our advanced technologies, the location of our facilities in less developed communities and areas with available supporting resources such as adequate water and renewable energy, we believe Local Bounti has the potential to be among the most sustainable produce suppliers in the nation.

More information on our key ESG programs, goals and commitments, and key metrics can be found in our 2021 sustainability report, which is available on our website at localbounti.com/sustainability.

While we believe all of our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

Factors Affecting Our Financial Condition and Results of Operations

We expect to expend substantial resources as we:

•complete the Pete's Acquisition and integrate Pete's operations into our business;

•build-out the Pasco facility and invest in additional CEA facilities in the future;

•identify and invest in future growth opportunities, including new product lines;

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products;

•invest in product innovation and development; and

•incur additional general administration expenses, including increased finance, legal and accounting expenses associated with being a public company, and growing operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies and estimates are more fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

Stock-Based Compensation

We recognize in our Consolidated Statements of Operations the grant-date fair value of restricted stock awards (RSAs) and restricted stock units (RSUs) issued to both employees and non-employees. Our RSAs and RSUs are subject to service-based vesting conditions. Stock-based compensation expense is recognized on a tranche-by-tranche basis using the accelerated attribution method over the requisite service period of the award, which generally corresponds to the underlying vesting term. Forfeitures of awards are accounted for in the period in which they occur.

Prior to the Business Combination, there was no public market for our common stock. Therefore, the fair value of our common stock and related stock-based awards was determined by our Board based in part on valuations prepared by a third-party valuation firm. Since the closing of the Business Combination, the Board determines the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by NYSE on the date of the grant.

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change
	(in thousands)
Sales	$638	$82	556
Cost of goods sold	432	91	341
Gross profit (loss)	206	(9)	215
Operating expenses:
Research and development	3,425	1,079	2,346
Selling, general and administrative	41,498	6,834	34,664
Total operating expenses	44,923	7,913	37,010
Loss from operations	(44,717)	(7,922)	(36,795)
Other income (expense):
Management fee income	79	35	44
Convertible Notes fair value adjustment	(5,067)	—	(5,067)
Debt extinguishment expense	(1,485)	—	(1,485)
Interest expense, net	(5,133)	(522)	(4,611)
Other income and expense	230	—	230
Loss before income taxes	(56,093)	(8,409)	(47,684)
Income tax expense	—	—	—
Net loss	$(56,093)	$(8,409)	(47,684)

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations for the comparative periods in the table above.

Sales

Sale of Produce

We derive the majority of our revenue from the sale of produce. Sales of produce increased by $469 thousand to $551 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to commercial production of fresh greens and herbs at the Montana Facility not starting until the second half of 2020. The expansion of commercial production led to our produce being sold in more than 500 retail locations at the end of 2021.

Sale of Intellectual Property

Intellectual property sold in 2021 consisted of intellectual property for salad kits, including the licensed know-how for recipes, packaging support, and branding kit development. Sale of intellectual property increased by $87 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to sale of intellectual property of salad kits. No intellectual property was sold for the year ended December 31, 2020.

Cost of Goods Sold

Cost of goods sold consists primarily of costs related to growing produce at the Montana Facility, including labor, seeds and other input supplies, packaging materials, depreciation, and utilities. In the future, we expect to build and operate new facilities across the United States. These facilities will incur similar costs directly related to growing and selling of our products. We expect that, over time, cost of goods sold will decrease as a percentage of sales, as a result of scaling our business.

Cost of goods sold increased by $341 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to increased sales during 2021 as commercial production did not begin at the Montana Facility until the second half of 2020.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, including salaries and related benefits, in addition to related overhead (including depreciation, utilities and other related allocated expenses), as well as supplies and services related to the development of our growing process. Our research and development efforts are focused on development of our processes utilizing our CEA facility, increase production yields, and develop new SKUs. We expect, over time, that research and development will decrease as a percentage of sales, as a result of the establishment of our growing process.

Research and development costs increased by $2,346 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to increased investment in research and development as we continue to expand our product offerings and refine our growing process. We incurred costs for research and development including production, harvesting, post-harvest packaging, as well as production surplus costs related to the development of our production process.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of expenses for stock-based compensation, salaries, professional services, human resources and recruiting, and marketing and advertising, among others. We expect selling, general and administrative expenses to increase for the foreseeable future as we increase the number of employees to support the growth of our business, and as a result of operating as a public company, including additional costs and expenses associated with compliance with SEC rules, legal, audit, insurance, investor relations, and other administrative and professional services.

Selling, general, and administrative expenses increased by $34,664 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to one-time costs of $8,353 thousand related to the Business Combination, $14,600 thousand increase in stock-based compensation expense driven by the vesting of stock awards in connection with the closing of the Business Combination and additional stock awards granted during the year ended December 31, 2021, a $6,268 thousand increase in salaries and wages and employee development related expenses due to increased headcount from the growth of the Company, and a $2,924 thousand increase in professional services and legal fees including accounting and other consulting fees related to the closing of the Business Combination and preparing to operate as a public company.

Management Fee Income

Management fee income relates to the management fee we receive for managing the Montana Facility and performing maintenance under a related party property maintenance and management services agreement with Grow Bitterroot, LLC ("Grow Bitterroot"), which commenced in June 2020. Management fee income increased by $44 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. For information on this agreement, see Note 8, Financing Obligation, of the Consolidated Financial Statements.

Convertible Notes Fair Value Adjustment

During 2021, we entered into a series of identical convertible long-term notes with various parties with a face value of $26,050 thousand and bears interest at 8% with a maturity date of February 8, 2023 (the "Convertible Notes"). All Convertible Notes were converted into a number of shares of common stock, at a conversion price equal to value of each share of common stock in the qualified special purpose acquisition company ("SPAC") transaction multiplied by 85% upon the closing of Business Combination on November 19, 2021.

We measure Convertible Notes at fair value based on significant inputs not observable in the market, resulting in these Convertible Notes being classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of Convertible Notes relate to updated assumptions and estimates are recognized as a Convertible Notes fair value adjustment within the results of operations. Convertible Notes fair value adjustment increased by $5,067 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. The fair value adjustment relates to our Convertible Notes which were entered into with various parties during the first half of 2021.

Debt Extinguishment Expense

Debt extinguishment expense relates to the write off of unamortized debt issuance costs, penalties and related fees associated with a loan from Cargill Financial which was repaid in September 2021. Debt extinguishment expense increased by $1,485 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Interest Expense, net

Interest expense consists primarily of interest recognized per the terms of our various financing obligations related to the Montana Facility, interest expense related to the loans with Cargill Financial, and the Convertible Notes. Interest expense, net increased by $4,611 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase is due to $2,661 thousand of interest, unused commitment fee, and loan origination fee amortization expense related to notes and warrants with Cargill Financial, $1,364 thousand of interest expense related to our Convertible Notes, and $601 thousand increase in interest expense from the financing element of our sale leaseback with Grow Bitterroot, which commenced in June 2020.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $101,077 thousand and $45 thousand as of December 31, 2021 and December 31, 2020, respectively. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, cash flows generated from issuances of the Convertible Notes, loans with Cargill Financial, and revenue from the sale of our produce. We incurred losses and generated negative cash flows from operations since our inception in 2018. At December 31, 2021, we had an accumulated deficit of $68,242 thousand.

The CEA business is capital-intensive. Expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, the expansion of our Montana Facility, the construction of our Pasco facility, and the cost of attracting and retaining a skilled local labor force. In addition, other costs may arise due to our scaling and growing process, and the continued development of additional properties for CEA facilities. Other unanticipated costs may arise due to the unique nature of the high-tech CEA facilities, and the purchase and development of additional properties for future facilities. We also expect to expend significant resources as we invest in CEA technology, develop value-added products and pursue other strategic investments in the CEA industry.

We believe that our current cash position and borrowing capacity under our credit facilities are sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, Risk Factors.

Cargill Loans

In March 2021, the Company entered into a loan with Cargill Financial to finance the general working capital for the Company. This loan had a principal balance of up to $10,000 thousand and bore interest at 8% per annum with a maturity date of March 22, 2022. In September 2021, this loan was repaid in full. In connection with the original loan, the lender also received 705,883 warrants. The warrants are still outstanding.

On September 3, 2021, we entered into the Subordinated Facility with Cargill Financial, for up to $50,000 thousand. The interest rate on the Subordinated Facility is 10.5% per annum, with accrued interest paid quarterly in arrears on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending December 31, 2021, and on the maturity date. A total of $16,293 thousand was outstanding on the Subordinated Facility as of December 31, 2021. The Subordinated Facility is included in "Long-term debt" on the Consolidated Balance Sheet.

On September 3, 2021, we also entered into the Senior Facility with Cargill Financial whereby Cargill Financial agreed to make advances to the Company of up to $150,000 thousand (together with the Subordinated Facility, the "Original Facilities"). The interest rate on the Senior Facility will be equal to the LIBOR plus an Applicable Margin (which varies between 5.5% to 6.5% depending on the Senior Facility net leverage ratio). The Senior Facility became available upon the SPAC closing. As of December 31, 2021, no amounts had been drawn on the Senior Facility.

On March 14, 2022, we also entered into a First Amendment to Credit Agreements and Subordination Agreement to amend the Credit Agreements and the Original Facilities. The Amendment provides that, subject to and upon the closing of the Pete’s Acquisition, (a) the Pete’s Acquisition will be funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities will be reduced to $170.0 million which is anticipated to be the amount necessary to fund the Pete’s Acquisition, the Property Acquisition, the updating of the facilities to be acquired in the Pete’s Acquisition with the Company’s Stack & Flow Technology™ and certain expansion at one facility, (c) the minimum liquidity covenant will be reduced from $30 million to $20 million (inclusive of existing restricted cash on the Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility will increase by 2%, among other matters. As part of the Amendment, the

Company agreed to (i) pay a $2.0 million amendment fee and (ii) issue 1,932,931 shares of Common Stock to Cargill Financial upon the closing of the Pete’s Acquisition.

Convertible Notes

During 2021, we entered into the Convertible Notes. The Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Notes fair value adjustment within the Consolidated Statement of Operations. The Convertible Notes had a conversion feature that triggered upon the earliest of a qualified equity financing or a qualified SPAC transaction, as defined by the agreement. Upon the completion of the Business Combination, all the Convertible Notes with a fair value of $32,481 thousand, including accrued interest of $1,364 thousand, were converted to shares of common stock of Local Bounti. The Company recognized a gain of $240 thousand for the conversion of all the Convertible Notes with the related interest and fair value adjustment.

Cash Flow Analysis

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Year Ended December 31,
	(in thousands)
	2021	2020
Net cash used in operating activities	$(20,108)	$(3,838)
Net cash used in investing activities	(29,666)	(3,422)
Net cash provided by financing activities	150,806	5,168
Cash and cash equivalents and restricted cash at beginning of period	45	2,137
Cash and cash equivalents and restricted cash at end of period	$101,077	$45

Net Cash Used In Operating Activities

Net cash used in operating activities was $20,108 thousand for the year ended December 31, 2021 due to a net loss of $56,093 thousand, partially offset by non-cash activities of $17,895 thousand in stock-based compensation expense, $5,067 thousand in fair value adjustments to the Convertible Notes, $1,364 thousand of interest expense on the Convertible Notes, $939 thousand in debt extinguishment expense, $782 thousand in amortization of debt issuance costs, $684 thousand in depreciation expense, and $9,491 thousand net increase of cash from changes in assets and liabilities primarily driven by increase in accrued construction expenses related to the Pasco CEA facility.

Net cash used in operating activities was $3,838 thousand for the year ended December 31, 2020 due to a net loss of $8,409 thousand, partially offset by $3,295 thousand in stock-based compensation expense, and a $989 thousand net source of cash from changes in assets and liabilities, and $287 thousand in depreciation expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $29,666 thousand for the year ended December 31, 2021, which was made up of purchases of equipment and other items related to the expansion of the Montana Facility and construction equipment for the Pasco CEA facility.

Net cash used in investing activities was $3,422 thousand for the year ended December 31, 2020, which was entirely driven by the purchases of property and equipment for the Montana Facility.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $150,806 thousand for the year ended December 31, 2021, representing $137,532 thousand in proceeds from the completion of the Business Combination, $26,293 thousand cash received from the issuance of the Cargill Loans, $26,000 thousand cash received from the issuance of Convertible Notes, and $3,854 thousand net proceeds from financing obligations. The increase is offset by $27,320 thousand cash distribution to Legacy Local Bounti shareholders in connection with the closing of the Business Combination, $10,654 thousand cash repayment of debt, and the payment of $5,399 thousand in debt issuance costs.

Net cash provided by financing activities was $5,168 thousand for the year ended December 31, 2020 due to proceeds of $7,675 thousand from financing obligations related to the sale leaseback transaction with Grow Bitterroot for the Montana Facility and proceeds of $453 thousand from the issuance of debt, partially offset by the repayment of $2,880 thousand in debt as part of the sale leaseback transaction with Grow Bitterroot and an $80 thousand redemption of common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2, section Recently Issued Accounting Pronouncements of the Consolidated Financial Statements, which is incorporated into this Item 7 by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations and financial condition.
Interest Rate Risk

Borrowings under the Senior Facility bears interest based on LIBOR plus the Applicable Margin (which varies between 5.5% to 6.5% depending on the Senior Facility net leverage ratio). As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under Senior Facility as of December 31, 2021. We do not currently hedge against interest rate risk.

On March 5, 2021 the Financial Conduct Authority ("FCA"), the regulatory supervisor of the IBA, announced in a public statement the future cessation or loss of representativeness of overnight/Spot Next, 1-month, 3-month, 6-month and 12-month LIBOR tenor settings. Per the Senior Facility Credit Agreement, the LIBOR benchmark will be replaced by the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York, on the earlier of the date that all Available Tenors of LIBOR have either permanently or indefinitely ceased to be provided by IBA or have been announced by the FCA pursuant to public statement or publication of information to be no longer representative. If that were to occur, our interest payments could change if we decided to borrow against the Senior Facility. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Local Bounti Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Local Bounti Corporation and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

Whippany, New Jersey

March 30, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Local Bounti Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Local Bounti Corporation and its subsidiary ("the Company") as of December 31, 2020, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, except for effects of the adjustments, if any, as might have been determined to be necessary had we been engaged to audit the retroactive conversion of shares due to the Business Combination, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Retroactive Conversion of Shares Due to Business Combination

We were not engaged to audit the retroactive conversion of shares due to Business Combination for the year ended December 31, 2020, as discussed in Note 3 to the financial statements.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had suffered recurring losses from operations that raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

San Francisco, California

July 16, 2021

We served as the Company’s auditor from 2021 to 2021.

LOCAL BOUNTI CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$96,661	$45
Restricted cash and cash equivalents	4,416	—
Accounts receivable, net of allowance	110	11
Accounts receivable - related party	8	322
Inventory, net of allowance	922	243
Prepaid expenses and other current assets	3,391	7
Total current assets	105,508	628
Property and equipment, net	37,405	8,423
Other assets	1,017	51
Total assets	$143,930	$9,102

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,912	$176
Accrued liabilities	16,048	1,294
Accrued liabilities - related party	8	833
Share settlement note	—	50
Total current liabilities	17,968	2,353
Long-term debt, net of deferred financing costs	11,199	104
Financing obligation	13,070	9,216
Other liabilities	10	—
Total liabilities	42,247	11,673

Commitments and contingencies (Note 15)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 400,000,000 shares authorized, 86,344,881 and 58,076,019 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	9	1
Additional paid-in capital	169,916	9,577
Accumulated deficit	(68,242)	(12,149)
Total stockholders' equity (deficit)	101,683	(2,571)
Total liabilities and stockholders' equity (deficit)	$143,930	$9,102

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Sales	$638	$82
Cost of goods sold	432	91
Gross profit (loss)	206	(9)
Operating expenses:
Research and development	3,425	1,079
Selling, general and administrative	41,498	6,834
Total operating expenses	44,923	7,913
Loss from operations	(44,717)	(7,922)
Other income (expense):
Management fee income	79	35
Convertible Notes fair value adjustment	(5,067)	—
Debt extinguishment expense	(1,485)	—
Interest expense, net	(5,133)	(522)
Other income and expense	230	—
Loss before income taxes	(56,093)	(8,409)
Income tax expense	—	—
Net loss	$(56,093)	$(8,409)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(1.06)	$(0.17)
Weighted average common shares outstanding:
Basic and diluted	52,888,268	49,676,523

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2019	10,291,688	$1	$6,293	$(3,740)	$2,554
Issuance of common stock	1,799,811	—	—	—	—
Retroactive conversion of shares due to Business Combination	47,999,249	—	—	—	—
Share redemption	(2,014,729)		(11)		(11)
Stock-based compensation	—	—	3,295	—	3,295
Net loss	—	—	—	(8,409)	(8,409)
Balance, December 31, 2020	58,076,019	$1	$9,577	$(12,149)	$(2,571)
Issuance of restricted common stock, net	1,182,129	—	—	—	—
Merger recapitalization, net of issuance costs $30,422	23,817,279	8	137,523	—	137,531
Vesting of restricted stock units, net	45,386	—	—	—	—
Cash distribution to Legacy Local Bounti shareholders	—	—	(27,320)	—	(27,320)
Conversion of Convertible Notes to common stock	3,224,068	—	32,241	—	32,241
Stock-based compensation	—	—	17,895	—	17,895
Net loss	—	—	—	(56,093)	(56,093)
Balance, December 31, 2021	86,344,881	$9	$169,916	$(68,242)	$101,683

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(56,093)	$(8,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	684	287
Stock-based compensation expense	17,895	3,295
Bad debt and other allowances	19	—
Inventory allowance	(26)	—
Change in fair value - Convertible Notes	5,067	—
Change in fair value - Warrant	10	—
Gain on Convertible Notes	(240)	—
Loss on debt extinguishment	939	—
Amortization of debt issuance costs	782	—
Interest expense on Convertible Notes	1,364	—
Changes in assets and liabilities:
Accounts receivable	(120)	(11)
Accounts receivable - related party	313	(322)
Inventory	(652)	(243)
Prepaid expenses and other current assets	(3,384)	1
Other assets	(966)	(51)
Accounts payable	1,737	29
Other long-term liabilities	10	—
Warrant liabilities	(1,425)	—
Accrued liabilities	14,795	1,095
Accrued liabilities - related party	(817)	491
Net cash used in operating activities	(20,108)	(3,838)

Cash flows from investing activities
Purchases of property and equipment	(29,666)	(3,422)
Net cash used in investing activities	(29,666)	(3,422)

Cash flows from financing activities
Proceeds from recapitalization, net of issuance costs $30,422	137,532	—
Proceeds from issuance of Convertible Notes, net	26,000	—
Proceeds from financing obligations	3,854	7,675
Proceeds from issuance of debt	26,793	453
Cash distribution to Legacy Local Bounti shareholders	(27,320)	—
Payment of debt issuance costs	(5,399)	—
Repayment of debt	(10,654)	(2,880)
Redemption of common stock	—	(80)
Net cash provided by financing activities	150,806	5,168
Net increase (decrease) in cash and cash equivalents and restricted cash	101,032	(2,092)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	2,137
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$101,077	$45

See accompanying Notes to Consolidated Financial Statements

Supplemental disclosures of cash flow information
Cash paid for interest	$2,981	$49

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$12,441	$1,541
Non-cash redemption of common stock	$—	$11
Non-cash proceeds from issuance of Convertible Notes for services provided	$50	$—
Non-cash proceeds from issuance of Share Settlement Note	$—	$80

The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows:

	December 31,
	(in thousands)
	2021	2020
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$96,661	$45
Restricted cash and cash equivalents	4,416	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$101,077	$45

LOCAL BOUNTI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti is a premier CEA company redefining conversion efficiency and ESG standards for indoor agriculture. Local Bounti operates an advanced indoor growing facility in Hamilton, Montana, within a few hours' drive of its retail and food service partners. Reaching retail shelves in record time post-harvest, Local Bounti produce is superior in taste and quality compared to traditional field-grown greens. Local Bounti's GAP Plus+ and non-GMO produce is sustainably grown using proprietary technology 365 days a year, using significantly less pesticides and herbicides, and using 90% less land and 90% less water than conventional outdoor farming methods. With a mission to 'bring our farm to your kitchen in the fewest food miles possible,' Local Bounti is disrupting the cultivation and delivery of produce.
On November 19, 2021 (the "Closing Date"), the Company (at such time named Leo Holdings III Corp) consummated the Business Combination pursuant to the Agreement and Plan of Merger, dated June 17, 2021 with Legacy Local Bounti. In connection with the consummation of the Business Combination, the Company changed its name from Leo Holdings III Corp to Local Bounti Corporation. The Company’s common stock is listed on the NYSE under the symbol "LOCL."

On March 14, 2022, we entered into a definitive agreement to acquire California-based complementary indoor farming company Pete's, for total consideration of $122.5 million, subject to customary adjustments. Local Bounti expects to close the acquisition of Pete’s in the second quarter of 2022. See Note 17, Subsequent Events, for further information regarding the Company’s acquisition of Pete’s.
Unless the context otherwise requires, the "Company" refers to the combined company and its subsidiary following the Business Combination. "Leo" refers to the Company prior to the Business Combination and "Legacy Local Bounti" refers to Local Bounti prior to the Business Combination. "New Local Bounti" refers to Local Bounti subsequent to the Business Combination. For further discussion of the Business Combination, refer to Note 3, Business Combination and Recapitalization.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements herein.

Reclassification

The Company reclassified depreciation in the Consolidated Statements of Operations for the year ended December 31, 2020 to conform to the presentation for the year ended December 31, 2021. Depreciation is no longer stated as a separate financial statement line item on the Consolidated Statements of Operations but it has instead been allocated to cost of goods sold, research and development, and selling, general and administrative expense on the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. This reclassification had no impact on loss from operations or net loss. The Company believes this reclassification is preferable because it enhances the comparability of its Consolidated Financial Statements with those of many of its industry peers and aligns with how the Company internally manages and reviews costs and margin.

Stock Split

On November 19, 2021, the Company effected a 1-to-4.969669 stock split in connection with the Business Combination. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of instruments issued for stock-based compensation, inventory valuation reserve, warrant liabilities, and income taxes, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Significant Risks and Uncertainties
The Company is subject to those risks common in the consumer products and agriculture industries and those risks common to early stage development companies, including, but not limited to, the possibility of not being able to successfully develop or market its products, competition, dependence on key personnel and key external alliances, the ability to maintain and establish relationships with current and future vendors and suppliers, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments with an original maturity date of three months or less to be cash equivalents.
The Company deposits its cash and cash equivalents in a commercial bank. From time to time, cash balances in these accounts exceed the Federal Deposit Insurance Corporation insured limits. The Company mitigates exposure to credit risk by placing cash and cash equivalents with highly rated financial institutions. To date, the Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are restricted through legal contracts or regulations. On September 3, 2021, the Company entered into Credit Agreements with Cargill Financial, including the Subordinated Facility to borrow up to $50,000 thousand and the Senior Facility to borrow up to $150,000 thousand. For further detail, see Note 7, Debt.
As part of the Subordinated Facility, the Company is required to establish an "Interest Reserve Account," which is a deposit account, that contains minimum funds in an amount equal to or greater than the Minimum Interest Amount (as set forth in the Subordinated Facility agreement). The Company has drawn a total of $16,293 thousand on the Subordinated Facility as of December 31, 2021. Out of the total outstanding balance, $4,416 thousand was to fund the Interest Reserve Account and is included in "Restricted cash and cash equivalents" on the Consolidated Balance Sheet. The long-term portion of the Subordinated Facility is included in "Long-term debt" on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable includes billed receivables and is presented net of an allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was not material at December 31, 2021 and 2020.

Fair Value Measurements
The Company measures fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•Level 1—This level consists of quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•Level 2—This level consists of observable prices that are based on inputs not quoted on active markets but corroborated by market data.

•Level 3—This level consists of unobservable inputs that are used when little or no market data is available.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Inventory
Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost is determined using the weighted average cost method. Inventory write-downs are recorded for shrinkage, damaged, stale and slow-moving items.
The assessment of recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for produce may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than the Company’s projections. If actual demand is lower than originally projected, additional inventory write- downs may be required.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions or renewals and improvements are capitalized; expenditures for maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its economic life are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Class	Estimated Useful Life
Greenhouse Facility	30 years
Production Equipment	5 years
Office Equipment	3 years
Leasehold Improvements	Shorter of lease term or useful life of asset

Intangible Assets
Finite-lived intangible assets consist of software. These assets are being amortized over their estimated useful lives. Finite-lived intangible assets are tested for impairment only when management has determined that potential impairment indicators are present. Intangible assets is included in "Other assets" on the Consolidated Balance Sheet.
COVID-19 and Paycheck Protection Program Loan
On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the "COVID-19 outbreak") and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, and deferment of the employer’s portion of Social Security taxes. In April 2020, the Company received $104 thousand from stimulus loans under the Paycheck Protection Program ("PPP") of the CARES Act. The PPP is administered by the U.S. Small Business Administration (the "SBA"). For additional discussion of the PPP loan, refer to Note 7, Debt. The Company’s eligibility for the stimulus loan, expenditures that qualify toward forgiveness, and the final balance of the stimulus loan that may be forgiven were subject to audit and final approval by the SBA. To the extent that all or part of the stimulus loan was not forgiven, the Company was required to pay interest at 1% and, commencing in October 2020, interest payments were required through the maturity date in April 2022. The terms of the stimulus loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The stimulus loan may have been accelerated upon the occurrence of an event of default, including if the SBA subsequently reached an audit determination that the Company did not meet the eligibility criteria. In June 2021, the Company repaid the amounts under the PPP loan.
Leases
The Consolidated Financial Statements reflect the Company’s adoption of ASU No. 2016-02, Leases ("ASC 842"), effective August 20, 2018 (the date of the Company’s incorporation) since it was early adopted by the Company. The Company determines if an arrangement contains a lease at inception of a contract. The Company defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that the Company has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.
The right-of-use assets, net and liabilities associated with leases are recognized based on the present value of the future minimum lease payments over the lease term. Lease terms reflect options to extend or not to terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees, the Company includes these costs in the lease liability when it is probable such costs will be incurred.

The Company utilizes certain practical expedients and policy elections available under ASC 842. The Company does recognize right-of-use assets or lease liabilities for short-term leases (leases with an initial term of 12 months or less) and the Company has elected to separate lease and non-lease components for all existing classes of assets.

Operating lease expenses for fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments to the lessor such as maintenance, utilities, insurance, and real estate taxes are expensed as incurred. For further discussion, see Note 9, Leases.

Revenue Recognition
The Consolidated Financial Statements reflect the Company’s adoption of ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) effective August 20, 2018 (the date of the Company’s incorporation).
Sale of produce: The Company’s principal business is the production and sale of sustainably grown fresh greens and herbs through CEA facilities. Revenue is recognized at a point in time when the product control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Customer contracts generally do not include more than one performance obligation.
Sale of intellectual property: Revenue is generated from the sale of intellectual property that the Company has developed. For each licensing agreement for intellectual property, the promise to deliver a license that grants the customer the right to use the intellectual property is considered to be a distinct performance obligation. Revenue from intellectual property is recognized at a point in time upon delivery of documentation of the Company's intellectual property to the licensee. Intellectual property sold in 2021 consisted of intellectual property for salad kits, including the licensed know-how for recipes, packaging support, and branding kit development.
Revenue by major product or service type is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue from sale of produce	$551	$82
Revenue from sale of intellectual property	87	—
Total Revenue	$638	$82

The Company does not have unbilled receivable balances arising from transactions with customers. Payment terms are generally between 10 to 20 days.
The Company does not capitalize contract inception costs, as contracts (which are in the form of purchase orders from customers) are one year or less and the Company does not incur significant fulfillment costs requiring capitalization.

The Company has made the accounting policy election to exclude any sales and similar taxes from the transaction price. As a result, revenue is presented net of these taxes.
Research and Development
Research and development expenses consist primarily of compensation to employees engaged in research and development activities, including salaries, and related benefits, in addition to related overhead (including depreciation, utilities and other related allocated expenses) as well as supplies and services related to the development of the Company’s growing process. Local Bounti’s research and development efforts are focused on development of the Company’s process utilizing its CEA facility.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all equity-based awards made to employees, directors, and non-employees, based on estimated fair values recognized over the requisite service period in accordance with ASC 718, Stock-Based Compensation. Stock-based payments are recognized in the Consolidated Statements of Operations as a selling, general and administrative expense. The Company recognizes compensation expense for all equity-based awards with service vesting requirements on a tranche-by-tranche basis using the accelerated attribution method over the requisite service period of the award, which is generally the award’s vesting period. Forfeitures of awards are accounted for in the period in which they occur.

Advertising
Advertising expenses are expensed as incurred. The Company incurred advertising expenses of $703 thousand for the year ended December 31, 2021. Advertising expenses for the year ended December 31, 2020 were not material. Advertising expenses are included in "Selling, general and administrative" expense in the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts of assets and liabilities for income tax purposes and operating losses carried forward, measured by applying tax rates based on currently enacted tax laws.
Valuation allowances are calculated, when necessary, to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Changes in the valuation allowances occurring in subsequent periods are included in the Consolidated Statements of Operations.
The Company recognizes uncertain tax positions based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. Uncertain income tax positions are not recognized if there is less than a 50% likelihood of being sustained.
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents accounts with financial institutions which management believes to be of high-credit quality. The Company is exposed to risk in the event of default by these financial institutions or the issuers of these securities to the extent the balances are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
The Company’s receivables are derived from revenue earned from customers located in the United States. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts related to estimated credit losses.
Significant customers are those customers who represent 10% or more of total revenue during the year or 10% or more of net accounts receivable at the balance sheet date. At December 31, 2021, there were four significant customers that accounted for approximately 81% of the Company's accounts receivable. For the year ended December 31, 2021, four individual customers represented more than 10% of total revenue. In aggregate, these four customers represented approximately 82% of the Company's revenue for the year ended December 31, 2021.
Contingencies
Loss contingencies (other than income tax-related contingencies) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against the Company by individuals, governments or other entities. Based on the Company's assessment of loss contingencies at each balance sheet date, a loss is recorded in the financial statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
Segment Reporting
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company qualifies as an emerging growth company, as defined in the JOBS Act, and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The effective dates shown below reflect the election to use the extended transition period.

Recently Issued Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (e.g. warrants) that remain equity classified after modification or exchange. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of the ASU will have on the Company’s accounting of its debt and warrants.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company beginning January 1, 2022 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which amends the guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. ASU 2016-13 is effective for the Company as of January 1, 2023 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

3. Business Combination and Recapitalization

On November 19, 2021, the Company consummated the Business Combination pursuant to that certain Agreement and Plan of Merger, dated June 17, 2021, by and among Leo, and Legacy Local Bounti. In connection with the consummation of the Business Combination (the “Closing”), the registrant changed its name from Leo Holdings III Corp to Local Bounti Corporation.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP as Legacy Local Bounti has been determined to be the accounting acquirer, based on the following predominant factors:

•Legacy Local Bounti stockholders have the largest portion of voting rights in the Company;

•the Board and Management are primarily composed of individuals associated with Legacy Local Bounti; and

•Legacy Local Bounti was the larger entity based on historical operating activity and Legacy Local Bounti had the larger employee base at the time of the Business Combination.

Under this method of accounting, while Leo was the legal acquirer, it has been treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Local Bounti issuing stock for the net assets of Leo, accompanied by a recapitalization. The net assets of Leo were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Local Bounti. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the business combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (approximately 4.969669 Local Bounti shares to every share of Leo).

In connection with the Business Combination, Leo entered into subscription agreements with certain investors (the "PIPE Investors"), whereby it issued 15,000,000 shares of common stock at $10.00 per share (the "PIPE Shares") for an aggregate purchase price of $150,000 thousand (the "PIPE Financing"), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the PIPE Investors were issued shares of the Company’s common stock.

The aggregate consideration for the Business Combination and proceeds from the PIPE Financing was approximately $150,000 thousand, consisting of shares of common stock valued at $10.00 per share. Including the PIPE financing, the aggregate common stock consideration consists of 83,514,977 shares of Legacy Local Bounti common stock, including shares issuable in respect of vested equity awards of the Legacy Local Bounti.

In connection with the Business Combination, the Company incurred direct and incremental costs of $34,773 thousand related to the equity issuance, consisting of $30,422 thousand of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital and treated as a reduction of proceeds, and expenses of $4,351 thousand primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination were recorded within Selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2021.

4. Inventory
Inventories consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Raw materials	$145	$21
Work-in-process	173	83
Finished goods	69	5
Packaging	467	182
Consignment	163	21
Inventory allowance	(95)	(69)
Total inventory, net	$922	$243

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Greenhouse facility	$10,194	$5,203
Equipment	3,683	1,621
Land	4,122	345
Leasehold improvements	3,947	—
Construction-in-progress	16,375	1,541
Right-of-use asset (lease)	55	—
Less: Accumulated depreciation	(971)	(287)
Property and equipment, net	$37,405	$8,423
Depreciation expense related to property and equipment was $684 thousand and $287 thousand for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued construction expenses	$11,192	$—
Accrued insurance	2,582	—
Accrued payroll	792	1,125
Accrued agriculture expenses	461	—
Accrued legal fees	273	—
Accrued other	748	169
Total accrued liabilities	$16,048	$1,294

7. Debt
Debt consisted of the following:

	December 31,
	2021	2020
	(in thousands)
PPP loan	$—	$104
Share settlement note	—	50
Subordinated Facility	16,293	—
Unamortized deferred financing costs, Cargill Credit Agreements	(5,094)	—
Total debt	11,199	154
Share settlement note – short term	—	(50)
Long-term debt, less current portion and Convertible Notes	$11,199	$104

Share Settlement Note

In April 2020, the Company entered into a promissory note with a former shareholder for a principal amount of $80 thousand in connection with the share settlement as discussed in Note 11, Stockholders' Equity (Deficit), below. The note accrues interest at a rate of 0.91% and is paid in monthly payments of $5 thousand until the maturity date of October 1, 2021. In March 2021, all outstanding amounts were repaid to the former shareholder.

Short-Term Loan

In January 2021, the Company entered into a short-term loan agreement with First Interstate Bank to finance the general working capital for the Company. The loan had a principal balance of $500 thousand, bears interest at 5.25% per annum and matures in April 2021. In April 2021, this loan was repaid in full.

Convertible Notes

During 2021, the Company entered into a series of identical convertible long-term notes with various parties with a maturity date of February 8, 2023 (referred to herein as the "Convertible Notes"). Prior to conversion on November 19, 2021, the Convertible Notes had a combined total principal balance is $26,050 thousand and bore interest at 8% per annum. The Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Notes fair value adjustment within the income statement. The Convertible Notes had a conversion feature that triggered upon the earliest of a qualified equity financing or a qualified SPAC transaction, as defined by the agreement. On November 19, 2021, upon the closing of Business Combination, the outstanding principal of all the Convertible Notes were converted into a number of shares of common stock, at a conversion price equal to value of each share of common stock in the qualified SPAC transaction multiplied by 85%. The Company recognized $1,364 thousand in interest expense in connection with the Convertible Notes for the year ended December 31, 2021. The Company converted all the Convertible Notes, including the related accrued interest of $1,364 thousand, to equity and recorded net gain on settlement of $240 thousand.

Agreements with Cargill Financial

In March 2021, the Company entered into a loan with Cargill Financial to finance the general working capital for the Company. This loan had a principal balance of up to $10,000 thousand and bore interest at 8% per annum with a maturity date of March 22, 2022. In September 2021, this loan was repaid in full. In connection with the original loan, the lender also received 25% equity warrant coverage on the original loan amount. The warrant to purchase shares entitles the lender to a number of shares totaling 25% of the principal amount of the loan multiplied by 85% of the lowest cash price per share upon the earliest of a qualified equity financing, SPAC transaction, or an acquisition, as defined by the agreement. The warrants are still outstanding. For more information on the warrants, see Note 11, Stockholders' Equity (Deficit).

On September 3, 2021, the Company entered into the Subordinated Facility with Cargill Financial, including an agreement to borrow up to $50,000 thousand and also entered into the Senior Facility to borrow up to $150,000 thousand.
The interest rate on the Subordinated Facility is 10.5% per annum, with accrued interest on the agreement paid quarterly in arrears on the last business day of each calendar quarter, commencing the last business day of the calendar quarter ending December 31, 2021, and on the maturity date September 3, 2028. A total of $16,293 thousand was outstanding on the Subordinated Facility as of December 31, 2021.
The interest rate on the Senior Facility will be equal to LIBOR plus the Applicable Margin (which varies between 5.5% to 6.5% depending on the Senior Facility net leverage ratio). The maturity date of the Senior Facility will be on September 3, 2028. There are no amounts outstanding on this loan as of December 31, 2021.

As part of the Cargill Credit Agreements, the Company is required to establish an Interest Reserve Account as described above in Note 2, Summary of Significant Accounting Policies. The Cargill Credit Agreements also require the Company to be in compliance with certain financial covenants, including specified debt coverage, net leverage, and interest coverage ratios. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. In accordance with the Credit Agreements, budgets and timelines for CEA facilities also have to be approved by Cargill Financial and the Company is required to report ongoing CEA facility construction costs. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company, including its intellectual property.
The Cargill Credit Agreements have an unused revolving line commitment fee in an amount of 125 basis points per annum of the unused portion of the Credit Agreements.
The Company was in compliance with all applicable covenants as of December 31, 2021.
8. Financing Obligation

In June 2020, the Company completed the construction of the Montana Facility. Subsequent to the completion, the Company entered into a sale and finance leaseback transaction for the Montana Facility with Grow Bitterroot, a related party, for total consideration of $6,885 thousand with an initial term of 15 years. The Company also has an option to extend the term of the facility lease for three consecutive terms of five years each, of which the Company currently reasonably expects to extend the first term. In addition, the Company and Grow Bitterroot entered into a property maintenance and management services agreement under which the Company will provide all property maintenance and management services including business, operational, strategic and advisory services in exchange for an annual fee of $50 thousand. The property maintenance and management services agreement includes an initial term of three years with one year autorenewals unless terminated by either party with 30 days’ notice.

The transaction did not qualify for sale leaseback accounting due to the finance leaseback classification prohibiting sale accounting. As such, the transaction is accounted for as a financing transaction (a failed sale). Therefore, the assets remain on the Consolidated Balance Sheet (see Note 5, Property and Equipment) with the proceeds from the transaction and purchases of equipment on behalf of the related party recorded as a financing obligation. In addition, the Company will manage the facility and perform maintenance in exchange for a management fee under the property maintenance and management services agreement. The contractual payments for both the lease agreement and property maintenance and management agreement are applied as payments of deemed principal and imputed interest. The Company utilized a rate of 11.60% to calculate imputed interest. See Note 16, Related Party Transactions, for further discussion.

The lease agreement does not contain residual value guarantees. The agreement does not contain restrictions or covenants that may result in additional financial obligations. The landlord has the option to construct future improvements on the property; when the improvements are completed, the base rent will increase.
The following tables summarizes the financing obligation and the presentation in our Consolidated Statements of Operations for the period presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Finance obligation:
Amortization of financing obligation assets	$433	$215
Interest on financing liabilities	1,076	475
Total financing liabilities	$1,509	$690

The following table summarizes future financing obligation payments by fiscal year:

Finance Obligation
For the year ending December 31,
(in thousands)
2022	$1,479
2023	1,537
2024	1,591
2025	1,623
2026	1,655
Thereafter	26,597
Total financing obligation payments	34,482
Amount representing interest	(25,294)
Net financing obligation and asset at end of term	3,882
Total financing obligation	$13,070
9. Leases

The company currently maintains operating leases for both buildings and equipment under short-term lease arrangements. Total expense related to these arrangements was $377 thousand and $37 thousand for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the maturities of lease liabilities under non-cancelable operating leases were as follows:

Operating Leases
Year ending December 31,
(in thousands)
2022	$139
2023	96
2024	90
Total lease payments	$325
10. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$96,661	$—	$—
Total	$96,661	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$4	$—	$—
Total	$4	$—	$—

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

As of December 31, 2021 and 2020, the carrying value of all other financial assets and liabilities approximated their respective fair values.

The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

	Year Ended December 31,
	Convertible Notes	Warrant Liability
	(in thousands)
Balance as of December 31, 2020	$—	$—
Additions	26,050	1,415
Fair value measurement adjustments	5,067	10
Gain on Convertible Notes	(240)	—
Interest expense on Convertible Notes (paid-in-kind)	1,364	—
Settlement of Convertible Notes and Warrants	(32,241)	(1,425)
Balance as of December 31, 2021	$—	$—

As mentioned in Note 3, Business Combination and Recapitalization, Convertible Notes had been converted and settled upon the close of the Business Combination.

As of December 31, 2021 and 2020, the Company had no transfers between levels of the fair value hierarchy of its liabilities measured at fair value.
11. Stockholders' Equity (Deficit)
Common Stock

On November 22, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange under the symbol "LOCL" and "LOCL WS" respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 400,000,000 common stock, $0.0001 par value per share, and 100,000,000 shares of Preferred Stock, $0.0001 par value per share. Immediately following the Business Combination, there were 86,299,495 shares of voting common stock and 11,539,216 warrants outstanding.

The rights of the holders of the voting common stock and nonvoting common stock are as follows:

Voting Common Stock - Each holder of common stock is entitled to one vote for each share of common stock held.

Nonvoting Common Stock - Each holder of nonvoting common stock is entitled to zero votes for each share of nonvoting common stock held. Holders of nonvoting common stock are not entitled to information rights, or rights to dividends or other distributions, until immediately prior to a liquidation event. For further discussion on nonvoting common stock, see Note 12, Stock-Based Compensation.

Common Stock Outstanding

In conjunction with the Business Combination, Leo obtained commitments from certain PIPE Investors to purchase 15,000,000 shares of the Company's common stock at a purchase price of $10.00 per share.

At the close of the Business Combination with Leo, the Company had 86,299,495 shares of common stock outstanding. The following summarizes the Company’s common stock outstanding as of the close of the transaction:

	Shares	%
Leo sponsor shares	6,875,000	8.0%
Leo public stockholders	1,701,281	2.0%
PIPE shares	15,000,000	17.4%
Common stock issued for Legacy Local Bounti voting common stock, Legacy Local Bounti non-voting common stock and conversion of convertible debt of Local Bounti	62,482,214	72.3%
Common stock issued to certain service providers as payment for services in connection with the Business Combination	241,000	0.3%
Total common stock	86,299,495	100.0%

Public and Private Warrants

Upon the Closing, there were 10,833,333 outstanding public and private warrants to purchase shares of the Company’s common stock that were issued by Leo prior to the Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire on November 19, 2026, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the public warrants, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by Leo Investors III LP (the "Sponsor") or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. In no event will the Company be required to net cash settle the Warrant exercise. As of December 31, 2021, outstanding public and private warrants, excluding warrants issued to Cargill Financial, were 10,833,333. Cargill Financial received 705,883 warrants in connection with the transaction pursuant to a warrant agreement entered into in connection with a previous credit facility.

Transactions Related to Former Stockholders
In December 2019, the Company entered into a settlement agreement to repurchase all of the remaining unvested restricted shares from a former shareholder subject to the stock restriction agreement (see Note 12, Stock-Based Compensation) for a total of $149 thousand with amounts being held in escrow. In April 2020, the Company entered into a settlement agreement for the repurchase of all the shares from the former shareholder, including the vested and unvested restricted shares and the remaining unrestricted shares not subject to vesting conditions. As part of the settlement agreement for the repurchase of all the restricted and unrestricted shares, the Company paid the former shareholder a total of $80 thousand in cash and entered into a $80 thousand term note. For further details, see Note 7, Debt.

12. Stock-Based Compensation

In 2020, the Company adopted an Equity Incentive Plan (the "2020 Plan") pursuant to which the Company’s Board of Directors could grant stock awards to employees and service providers. According to the 2020 Plan, incentive stock options may only be granted to eligible employees. Non-statutory stock options, stock appreciation rights, restricted stock, RSUs, and employee stock purchase plan were also included in the 2020 Plan, which could be granted to service providers. A total of 2,250,000 shares of restricted common stock were originally reserved for issuance. The 2020 Plan was amended to adjust the total number of shares available for issuance under the 2020 Plan to 3,250,000 of which 2,541,501 awards had been made as of November 19, 2021 (prior to the close of the Business Combination). In October 2021, the Company adopted a new Equity Incentive Plan (the "2021 Plan"), which replaced the 2020 Plan. The 2020 Plan terminate upon the effectiveness of the 2021 Plan, at which time the outstanding awards previously granted thereunder were assumed by the Company. Following termination of the 2020 Plan, no new awards will be granted under such plan but previously granted awards will continue to be subject to the terms and conditions of the 2020 Plan and the stock award agreements pursuant to which such awards were granted. Under the 2021 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards which are settled in the form of common shares under the 2021 Plan.

As part of the close of the Business Combination, the awards outstanding under the 2020 Plan were split by using the exchange rate of 4.969669 resulting in 12,630,417 awards outstanding.

Restricted Common Stock Awards

The Company granted change in control restricted common stock awards (RSAs) under the 2020 Plan. Upon a "change in control" (as defined in the 2020 Plan) of Local Bounti, the change in control restricted common stock awards would vest in full. If a "qualified public offering" of the common stock of Local Bounti occurred (as defined in the 2020 Plan, which includes the consummation of the Business Combination) prior to a change in control, then the change in control restricted common stock would vest upon the vesting schedule set forth in the 2020 Plan or individual award agreements. The fair value of the restricted common stock-based compensation awards was determined using the fair market value of the Company’s common stock on the date of the grant as determined by the Board.

In November 2021, Legacy Local Bounti and certain restricted stockholders amended their change in control restricted stock awards to remove the vesting trigger and converted the vesting to four-year time-based vesting, with 10% vesting on the first anniversary of the original vesting commencement date and 30% vesting on each anniversary thereafter, subject to the grantee’s continued service on each applicable vesting date. As the vesting trigger was removed, the Company was required to recognize the compensation expenses through the Consolidated Statement of Operations.

A summary of the change in control restricted common stock activity awards for 2021 and 2020 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value[1]
Unvested at January 1, 2020	—	$—
Granted	1,799,811	$1.27
Retroactive conversion of shares due to the Business Combination	7,144,653	$1.27
Unvested at December 31, 2020, as converted	8,944,464	$1.27
Granted	2,086,827	$2.66
Forfeited	(904,698)	$1.27
Vested	(4,647,142)	$1.27
Unvested at December 31, 2021	5,479,451	$1.80
_____________________

1 These amounts give effect to the 1-to-4.969669 Stock Split in connection with the Business Combination that occurred in November 19, 2021.

The total expense of restricted common stock for the years ended December 31, 2021 and 2020 was $9,551 thousand and $0 thousand, respectively. As of December 31, 2021, the total compensation cost related to unvested restricted common stock not yet recognized is $6,219 thousand. Unvested restricted common stock not yet recognized is expected to be recognized over a weighted average period of 2.34 years.

Restricted Stock Units

The Legacy Local Bounti board of directors granted RSUs under the 2020 Plan. The Company has entered into various RSU agreements with both employees and nonemployees. The vesting for these RSUs range from three months to four years on a graded vesting schedule.

A summary of the change in control RSUs activity for 2021 (there was no activity prior to 2021) is as follows:

	Number of RSUs	Average Grant-Date Fair Value[1]
Unvested at December 31, 2020	—	$—
Granted and vested	503,821	$9.60
Retroactive conversion of shares due to the Business Combination	2,000,003	$9.60
Forfeited	(2,485)	$9.97
Vested[2]	(105,550)	$6.75
Unvested and outstanding at December 31, 2021	2,395,789	$9.73
_____________________

1 These amounts give effect to the 1-to-4.969669 Stock Split in connection with the Business Combination that occurred on November 19, 2021.
2 These shares were net settled for 45,396 shares to cover the required withholding tax upon vesting.

The total expense value of RSUs for the years ended December 31, 2021 and 2020 was $3,402 thousand and $0 thousand respectively. As of December 31, 2021, the total compensation cost related to unvested RSUs not yet recognized is $20,616 thousand. Unvested RSUs not yet recognized are expected to be recognized over a weighted average period of 2.63 years.

Stock Restriction Agreements
On June 27, 2019, the Company entered into stock restriction agreements with two stockholders of the Company, whereby certain vesting restrictions were imposed on the stockholders’ shares as a condition to a third-party investor’s requirement to invest in the Company at a cash purchase price of approximately $19.67 per share. Under the stock restriction agreements, the Company has the exclusive option to repurchase all or any portion of the restricted shares held by the stockholders which have not vested upon termination of their services. The restricted shares are released from the Company’s option to repurchase in twelve quarterly installments. In April 2020, the Company entered into a settlement agreement for the repurchase of shares from one of the stockholders, as discussed in Note 11, Stockholders' Equity (Deficit). The grant date fair value of the restricted shares was deemed to be the price per share as determined in the contemporaneous issuance of common stock.
Compensation expense recorded was $4,942 thousand and $3,295 thousand for the years ended December 31, 2021 and 2020, respectively. In March 2021, the Company terminated the stock restriction agreement with the remaining stockholders and recognized all remaining unvested compensation expense during the first quarter of 2021.
13. Income Taxes

For the years ended December 31, 2021 and 2020, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2021, the Company had approximately $41,800 thousand of U.S. federal and state net operating losses. On December 31, 2020, the Company had approximately $7,200 thousand of federal and state net operating losses. These net operating loss carryforwards can be carried forward by the Company indefinitely.

The components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	(in thousands)
	2021	2020
Currently reportable expense
Federal	$—	$—
State	—	—
	—	—
Deferred benefit:
Federal	6,129	1,841
State	2,163	591
	8,292	2,432
Less valuation allowance	(8,292)	(2,432)
Total provision for income tax expense	$—	$—

	December 31,
	(in thousands)
	2021	2020
Gross deferred tax assets arising from
Net operating loss carryforwards	$11,619	$1,990
ASC 842 right-of-use asset and liability	3,661	979
Capitalized SPAC transaction costs	1,207	—
	16,487	2,969
Deferred tax liabilities arising from:
Deferred franchise tax	(598)	—
ASC 842 right-of-use asset	(3,071)	—
Depreciation	(1,714)	(156)
Total deferred tax liabilities	(5,383)	(156)
Net deferred tax assets before valuation allowance	11,104	2,813
Less valuation allowance	(11,104)	(2,813)
Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the change in the valuation allowance of $8,291 thousand and $2,432 thousand, respectively, was primarily due to the generation of additional net operating losses.

The Company's income tax returns and the amount of income or loss reported are subject to examination by the respective taxing authorities. If such examinations result in changes to the profits or losses, the tax liabilities of the Company could be changed accordingly.

14. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company’s unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Diluted net loss per common share adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the year ended December 31, 2021 and 2020, no instrument was determined to have a dilutive effect.

Net loss per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization. Subsequent to the Business Combination, net loss per share was calculated based on weighted average number of shares of common stock then outstanding.

The following table sets forth the computation of the Company’s net loss per share attributable to stockholders:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2021	2020
Net loss	$(56,093)	$(8,409)
Weighted average common stock outstanding, basic and diluted	52,888,268	49,676,523
Net loss per common share, basic and diluted	$(1.06)	$(0.17)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Year Ended December 31,
	2021	2020
CIC Restricted Stock	9,876,930	654,960
Warrants	1,556,628	—

15. Commitments and Contingencies
Legal Matters
The Company has and may become party to various legal proceedings and other claims that arise in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Management is currently not aware of any matters that it expects will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
Non-Cancelable Purchase Commitments

As of December 31, 2021, the Company had non-cancelable purchase commitments of $1,004 thousand, primarily related to software products and services used to facilitate the Company’s operations at the enterprise level.
Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company’s contributions to the 401(k) plan for the year ended December 31, 2021 totaled $180 thousand. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2020.
16. Related Party Transactions
BrightMark Partners LLC Management Services Agreement

In August 2018, the Company entered into a management services agreement with BrightMark Partners LLC ("BrightMark"), a related party, for certain management services including management, business, operational, strategic, and advisory services. Under the agreement, management services were to be provided for an initial term of three years that automatically renewed for an additional one-year term. As consideration for the management services, the Company paid $40 thousand, including costs and expenses incurred by BrightMark on behalf of Local Bounti, as reasonably determined by both parties on a monthly basis. In March 2021, the Company and BrightMark terminated the management services agreement.

The Company incurred management fees of $120 thousand and $628 thousand for the years ended December 31, 2021 and 2020, respectively.

"Accrued liabilities - related party" primarily represents amounts owed to BrightMark related to the management services agreement and were $8 thousand and $833 thousand as of December 31, 2021 and December 31, 2020, respectively.

17. Subsequent Events

The Company has evaluated subsequent events from the Consolidated Balance Sheet date through March 30, 2022, the date the Consolidated Financial Statements were issued.

On March 14, 2022, the Company entered into a definitive agreement to acquire California-based complementary indoor farming company Hollandia Produce Group, Inc., which operates under the name Pete's, for total consideration of $122.5 million, subject to customary adjustments. The Pete's Acquisition consideration will be comprised of $92.5 million in cash, expected to be provided pursuant to Local Bounti’s existing lending facility with Cargill, and the remaining $30.0 million of consideration payable in shares of Local Bounti common stock.

On March 14, 2022, in connection with the Pete's Acquisition, Pete’s also entered into a purchase and sale agreement with STORE to acquire all of the properties currently being leased by Pete’s pursuant to certain sale-leaseback agreements between Pete’s and STORE for an aggregate purchase price of $25.8 million to be paid by Local Bounti in connection with the closing of the Acquisition, but not included in the total consideration set forth above.
On March 14, 2022, the Company entered into an Amendment to amend the Original Credit Agreements and the Original Facilities. The Amendment provides that, subject to and upon the closing of the Pete’s Acquisition, (a) the Pete’s Acquisition will be funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities will be reduced to $170.0 million which is anticipated to be the amount necessary to fund the Pete’s Acquisition, the Property Acquisition, the updating of the facilities to be acquired in the Pete’s Acquisition with the Company’s Stack & Flow Technology™ and certain expansion at one facility, (c) the minimum liquidity covenant will be reduced from $30 million to $20 million (inclusive of existing restricted cash on the Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility will increase by 2%, among other matters. As part of the Amendment, the Company agreed to (i) pay a $2.0 million amendment fee and (ii) issue 1,932,931 shares of Common Stock to Cargill Financial upon the closing of the Pete’s Acquisition.

There have been no other events or transactions that occurred subsequent to December 31, 2021 that require recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2021, disclosure controls and procedures were not effective due to the continuing material weakness in internal control over financial reporting related to the lack of adequate finance and accounting personnel described below.
Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officers and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Material Weakness

In connection with Local Bounti’s financial statement close process for the years ended December 31, 2021 and 2020, Local Bounti identified a material weakness in the design and operating effectiveness of its internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness Local Bounti identified resulted from a lack of sufficient number of qualified personnel, causing a lack of segregation of duties, within its accounting function who possessed an appropriate level of expertise to effectively perform the following functions:

•design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including, among other matters, equity transactions and stock-based compensation, commensurate with its accounting and reporting requirements;

•identify, select, and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and

•assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Local Bounti's management and Board treat the controls surrounding, and the integrity of, the financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment.

Local Bounti’s management has developed a remediation plan and is in the process of implementing it. The remediation plan includes, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

The Company’s management will monitor the effectiveness of the Company’s remediation plans and will make changes management determines to be appropriate.

We are committed to maintaining a strong internal control environment. Our remediation efforts have begun, and we will continue to devote significant time and attention to these remedial efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.
Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

2022 Annual Meeting Date

Local Bounti currently plans to hold its 2022 Annual Meeting of Stockholders on June 21, 2022. Under our Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must deliver notice to the Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day before the annual meeting and not later than the later of (x) the close of business on the 90th day before the annual meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2022 Annual Meeting of Stockholders is April 8, 2022, which is ten days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2022 Annual Meeting of Stockholders, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that April 8, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the 2022 Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under our Bylaws or submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our directors and executive officers and their ages as of March 30, 2022 are as follows:

Name	Age	Position
Executive Officers
Craig M. Hurlbert	59	Co-Chief Executive Officer and Director
Travis M. Joyner	39	Co-Chief Executive Officer and Director
Kathleen Valiasek	58	Chief Financial Officer
Mark McKinney	59	Chief Operating Officer
B. David Vosburg Jr.	39	Chief Innovation Officer
Gary Hilberg	56	Chief Sustainability Officer
Non-Employee Directors
Pamela Brewster	52	Director
Mark J. Nelson	53	Director
Edward C. Forst	61	Director
Matt Nordby	42	Director

Executive Officers

Craig M. Hurlbert. Mr. Hurlbert has served as our Co-Chief Executive Officer and as Chairperson and member of the Board since the Closing and prior to this, co-founded Legacy Local Bounti. Since April 1, 2021, Mr. Hurlbert served as Co-Chief Executive Officer at Legacy Local Bounti. Mr. Hurlbert is also a co-founder of BrightMark Partners, a growth equity and management firm providing capital and resources to venture, growth phase and middle-market businesses, and has served as a Managing Partner since January 2014. From December 2000 to April 2020, Mr. Hurlbert served in various leadership roles, including President, Chief Executive Officer and, most recently from May 2013 to April 2020, as Chairman of the Board of TAS Energy, a leading provider of high efficiency and modular cooling and energy systems for the data center, commercial, industrial and power generation markets. Mr. Hurlbert also held leadership roles at General Electric Company (NYSE: GE) and North American Energy Services. Mr. Hurlbert is currently the Chairman of the Board at Clearas Water Recovery, a company utilizing patented, sustainable and proprietary technology to solve high nutrient wastewater challenges in the municipal and industrial water markets. Mr. Hurlbert earned his B.S. in Finance from San Diego State University and his M.B.A. from California State University — Long Beach.
Travis M. Joyner. Mr. Joyner has served as our Co-Chief Executive Officer and member of the Board since the Closing and prior to this, co-founded Legacy Local Bounti. Since April 1, 2021, Mr. Joyner served as Co-Chief Executive Officer at Legacy Local Bounti. He is also a co-founder and has served as a Managing Partner at BrightMark Partners since January 2014. At BrightMark, Mr. Joyner has been an active director for many portfolio companies, driving with growth plan execution, building core business infrastructure and leading many successful debt and equity transactions. His areas of expertise include quantitative analysis, corporate strategy, technology development, market analysis, organizational design structure, market strategy, branding and capital campaigns. Mr. Joyner earned a Ph.D. from the University of Kansas, where his graduate focus was market research and statistics, a Certificate of Finance from the Wharton School at the University of Pennsylvania, a J.D. from the University of Montana, and his B.A. from the University of North Carolina-Chapel Hill, graduating with distinction.
Mark McKinney. Mr. McKinney has served as our Chief Operating Officer since the Closing and prior to this, joined Legacy Local Bounti in August 2021 as Chief Operating Officer. From July 2018 to July 2021, Mr. McKinney worked as Chief Operating Officer at Fruit Growers Supply, an agricultural supply cooperative company. Prior to that, Mr. McKinney served as Chief Executive Officer of Al Ghurair Foods, a large diversified industrial enterprise in the Middle East, from June 2015 to August 2017. Previously, he held key executive management roles with Dole Foods, including as President of Dole Packaged Foods Asia, President and Managing Director of Dole Thailand, and earlier in his career held senior global supply chain management positions with Dole for its Europe, North America and Asia operations. Mr. McKinney served as Board member of Serendip Flour (Sri Lanka) and Reem Rice Ltd from July 2015 to July 2017. Mr. McKinney has a B.S. in Chemical Engineering from California Polytechnic University and an M.B.A. in International Business/Corporate Finance from Claremont Graduate University.
B. David Vosburg Jr. Mr. Vosburg has served as our Chief Innovation Officer since the Closing and prior to this, served as Legacy Local Bounti’s Chief Operating Officer from January 2021 to August 2021, and has served as Chief Innovation Officer thereafter, with two decades of international financial, business development and technology experience, transitioning from the CFO to the COO role in April of 2021. From May 2020 to October 2020, Mr. Vosburg served as Chief Financial Officer and Head of Emerging Technology at Sensei Ag, a market changing AgTech venture founded by Oracle co-founder Larry Ellison. From December 2014 to April 2020, Mr. Vosburg served as CFO and Head of Business Development of Crop One Holdings, a company that grows fresh, nutritious and delicious produce in indoor farms. He also co-founded Conception Nurseries, a technology licensee to expand Crop One into new verticals. In his early career, Mr. Vosburg founded and grew Ed-Tech and Fin-Tech companies in Zambia, working in C-suite roles. He also served a term as President of the American Chamber of Commerce in Zambia. Mr. Vosburg earned a B.A. in Political Science from the University of Notre Dame and an M.B.A. from the Yale School of Management.
Kathleen Valiasek. Ms. Valiasek has served as our Chief Financial Officer since the Closing and prior to this, served as Legacy Local Bounti’s Chief Financial Officer since April 2021. Prior to this, Ms. Valiasek served as Chief Financial Officer from January 2017 to June 2019 and as Chief Business Officer from June 2019 to March 2021 at Amyris (Nasdaq: AMRS), a science and technology leader in the research, development and production of sustainable ingredients for the Clean Health & Beauty and Flavors & Fragrances markets. Prior to Amyris, Ms. Valiasek served as Chief Executive Officer of Lenox Group, Inc., a finance and strategic consulting firm she founded in 1994 and in this capacity she worked closely with the senior management teams of fast- growing companies including start-ups, venture-backed and Fortune 500 companies such as Albertsons, CVS, Gap, Kaiser Permanente and Softbank. At Lenox Group, she was typically engaged for critical roles on multi-year assignments including M&A transactions, debt and equity financings, IPOs and spin-offs. Ms. Valiasek holds a B.B.A. from the University of Massachusetts at Amherst.
Gary Hilberg. Mr. Hilberg has served as our Chief Sustainability Officer since the Closing and prior to this, joined Legacy Local Bounti as Vice President of Sustainability in December 2020 and was promoted to Chief Sustainability Officer in January 2021. Before joining Legacy Local Bounti, from June 2017 to December 2020, Mr. Hilberg was President of Continuum Energy Inc., a company he founded in 2002 which provides consulting services, including business strategy, sustainability and commercialization. From August 2002 to June 2017, Mr. Hilberg led the senior management team for several small and mid-sized energy solutions businesses, including Everest Sciences and TAS Energy. Mr. Hilberg was Vice President of Sales & Marketing for Pratt & Whitney Power Systems from May 2000 to August 2002, leading the expansion into the gas turbine services segment. Prior to PWPS, he worked for General Electric, Stewart & Stevenson, NAES Corporation, and the U.S. Navy. Mr. Hilberg is a licensed professional engineer (Chemical) in the States of Texas and California and holds a B.S. degree in Chemical Engineering from Oregon State University and an M.B.A. from the University of Phoenix.

Non-Employee Directors

Pamela Brewster. Ms. Brewster has served as a member of the Board since the Closing and prior to this was a board member of Legacy Local Bounti since November 2020. Ms. Brewster is also the Principal at Orange Strategies LLC, a political and government affairs consulting firm. Ms. Brewster founded Orange Strategies in 2014 following 14 years as Vice President of Government Affairs at the Charles Schwab Corporation where she was responsible for managing Schwab’s state and local government relations efforts; overseeing Schwab PAC, the company’s political action committee; and acting as the company’s in-house political advisor. She continues to provide advisory and consulting services to Charles R. Schwab. Prior to her experience at Charles Schwab Corporation, Ms. Brewster worked at the public relations firm of Alexander Ogilvy, where she was the head of the firm’s Tech Policy Communications practice. At Alexander, she represented a variety of high-tech clients. Prior to joining Alexander, Ms. Brewster worked in Washington, D.C., representing telecommunications and technology interests on Capitol Hill. Ms. Brewster earned a B.A. in political science from the University of California at Davis and a M.A. in public administration and policy from the American University in Washington, D.C.
Mark J. Nelson. Mr. Nelson has served as a member of the Board since the Closing and prior to this was a board member of Legacy Local Bounti since March 2021. Before joining Local Bounti, Mr. Nelson served as Chief Financial Officer and Treasurer at Beyond Meat, Inc. (Nasdaq: BYND), a producer of plant-based meat substitutes, from May 2017 to May 2021, and from December 2015 to March 2017, he served in various capacities at the company, including Chief Operating Officer and Chief Financial Officer, and Chief Financial Officer, Treasurer and Secretary. From March 2017 to May 2017, Mr. Nelson served as Senior Vice President and Chief Financial Officer of Biolase (Nasdaq: BIOL), a medical device company, and from April 2013 to November 2015, he was Chief Financial Officer and Treasurer of Farmer Bros. Co. (Nasdaq: FARM), a manufacturer, wholesaler and distributor of coffee, tea, spices and culinary products. Mr. Nelson started his career at General Electric Company (NYSE: GE) as a member of GE’s Financial Management Program and worked at Thermo Fisher Scientific, a biotechnology product development company (NYSE: TMO), and also served as Chief Accounting Officer at Newport Corporation, a formerly publicly traded global supplier of advanced technology products and systems. Mr. Nelson has a B.B.A. from the University of Massachusetts at Amherst, and an M.B.A. degree from Babson College.
Matthew Nordby. Mr. Nordby has served as a member of the Board since the Closing. Mr. Nordby is a Partner of Lion Capital. Prior to joining Lion Capital, Matthew served as President of Playboy Enterprises, leading their global licensing business to over $1.5 billion in annual revenue. Prior to this, Matthew served as an executive in the technology industry which included building software start-up Greenplum, acquired by EMC in 2010. He launched his career at Sun Microsystems where he held various leadership positions. Matthew received his B.A. from Auburn University.
Edward C. Forst. Mr. Forst has served as a member of the Board since the Closing and prior to this was a board member and chairman of the board of Leo since January 2021. Mr. Forst, Leo’s Chairman, is Chairman, Partner, and member of the Investment Committee at Lion Capital. Mr. Forst previously served as Chief Executive Officer of Cushman & Wakefield from January 2014 to September 2015, leading the commercial real estate firm across more than 60 countries. Prior to this, Mr. Forst was a Management Committee Partner of Goldman, Sachs & Co. where he served as the Co-CEO of Goldman Sachs Asset Management, and before that as the Chief Administrative Officer and Executive Vice President of the firm. Mr. Forst also served as the Chairman of Goldman’s Global Debt Underwriting

Committee for seven years. Mr. Forst was also the Executive Vice President and Principal Operating Officer of Harvard University during the financial crisis, as well as Adviser to the Secretary of the Treasury on the Troubled Asset Relief Program (TARP). From November 2017 to August 2018, Mr. Forst served as CEO and Co-CEO (starting in May 2018) of Realty Shares Inc. Realty Shares Inc., filed for chapter 7 bankruptcy protection of July 31, 2020, more than 18 months after Mr. Forst ceased to be the CEO of the company. Mr. Forst sits on the boards of The Feinstein Institute of Northwell Health and the Yale School of Management. Mr. Forst has also served on the board of the Harvard Management Company, as Treasurer of Carnegie Hall, and as the Chairman of the Securities Industry and Financial Markets Association (SIFMA). Mr. Forst serves as trustee for the East Hampton Healthcare Foundation and Trustee and chair of the finance committee for the School of Holy Child. Mr. Forst earned his M.B.A. from the Wharton School of the University of Pennsylvania and his A.B. in Economics from Harvard University.

Board Composition

The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to Local Bounti’s management. When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of its business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each director's individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business. The Board is divided into the following three classes, with members of each class serving staggered three-year terms:

•Class I consists of Pamela Brewster and Matthew Nordby, whose terms will expire at Local Bounti’s first annual meeting of stockholders to be held in 2022;

•Class II consists of Mark J. Nelson and Edward C. Forst, whose terms will expire at Local Bounti’s second annual meeting of stockholders to be held in 2023; and

•Class III consists of Craig M. Hurlbert and Travis M. Joyner, whose terms will expire at Local Bounti’s third annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in Local Bounti’s control or management. Local Bounti’s directors may be removed for cause by the affirmative vote of the holders of at least two-thirds of Local Bounti’s voting stock.

Director Independence

The Board has determined that each of the directors on the Board other than Craig M. Hurlbert and Travis M. Joyner qualify as independent directors. Accordingly, the Board consists of a majority of independent directors, as defined under SEC rules and NYSE listing rules. In addition, Local Bounti is subject to SEC rules and NYSE listing standards relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Board Leadership Structure

The Board has determined that it should maintain the flexibility to select the chairperson of the Board and adjust its Board leadership structure based on circumstances existing from time to time and based on criteria that are in Local Bounti’s best interests and the best interests of its stockholders, including the composition, skills, diversity and experience of the Board and its members, specific challenges faced by Local Bounti or the industry in which it operates and governance efficiency. The Board has adopted Corporate Governance Guidelines, which provide for the appointment of a lead independent director at any time when the chairperson is not independent. Craig M. Hurlbert has been elected to serve as chairperson of the Board and Edward C. Forst serves as lead independent director and is responsible for, among other matters, calling and presiding over each executive session of the independent directors and briefing the Chief Executive Officers on issues arising from executive sessions and serving as a liaison between the chairperson and the independent directors.

Board Role in Risk Oversight

One of the key functions of the Board is informed oversight of Local Bounti’s risk management process. This oversight function is administered directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure. Local Bounti’s audit committee has the responsibility to consider and discuss Local Bounti’s major financial risk exposures and the steps its management takes to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The compensation committee assesses and monitors whether Local Bounti’s compensation plans, policies and programs comply with applicable legal and regulatory requirements. The nominating and corporate governance committee monitors the effectiveness of Local Bounti’s Corporate Governance Guidelines.

Committees of the Board of Directors

Local Bounti has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Each committee operates under a charter approved by the Board. Copies of each charter are posted under the "Investors" tab on our website of our website at localbounti.com.

Audit Committee

Local Bounti’s audit committee is comprised of Edward C. Forst, Mark J. Nelson and Pamela Brewster, and Edward C. Forst is the chairperson of the audit committee. Pamela Brewster and Matthew Nordby each meet the requirements for independence and financial literacy under NYSE listing standards and SEC rules, including Rule 10A-3. In addition, Edward C. Forst and Mark J. Nelson qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

The audit committee’s responsibilities include, among other things:

•appointing, compensating, retaining, evaluating, terminating and overseeing Local Bounti’s independent registered public accounting firm;

•reviewing the adequacy of Local Bounti’s system of internal controls and the disclosure regarding such system of internal controls contained in Local Bounti’s periodic filings;

•pre-approving all audit and permitted non-audit services and related engagement fees and terms for services provided by the Local Bounti’s independent auditors;

•reviewing with Local Bounti’s independent auditors their independence from management;

•reviewing, recommending and discussing various aspects of the financial statements and reporting of the financial statements with management and Local Bounti’s independent auditors; and

•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

Local Bounti’s compensation committee is comprised of Pamela Brewster and Matthew Nordby, and Pamela Brewster is the chairperson of the compensation committee. The composition of the compensation committee meets the requirements for independence under NYSE listing standards and SEC rules. Each member of the committee is a non-employee director, as defined in Rule 16b-3 under the Exchange Act.

The compensation committee is responsible for, among other things:

•setting the compensation of the Chief Executive Officer and, in consultation with the Chief Executive Officer, reviewing and approving the compensation of the other executive officers of Local Bounti;

•reviewing on a periodic basis and making recommendations regarding non-employee director compensation to the Board;

•reviewing on a periodic basis and discussing with the Chief Executive Officer and the Board regarding the development and succession plans for senior management positions;

•administering Local Bounti’s cash and equity-based incentive plans that are stockholder-approved and/or where participants include Local Bounti’s executive officers and directors; and

•providing oversight of and recommending improvements to Local Bounti’s overall compensation and incentive plans and benefit programs.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE listing standards and SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is comprised of Matthew Nordby, Mark J. Nelson and Edward C. Forst, and Mark J. Nelson is the chairperson of the nominating and corporate governance committee. The composition of the nominating and corporate governance committee meets the requirements for independence under NYSE listing standards and SEC rules.

The nominating and corporate governance committee is responsible for, among other things:

•identifying, evaluating and making recommendations to the Board regarding nominees for election to the Board and its committees;

•developing and making recommendations to the Board regarding corporate governance guidelines and matters;

•overseeing environmental, social and governance issues and evaluating their impact to support the sustainable growth of the Company's businesses

•overseeing Local Bounti’s corporate governance practices;

•reviewing Local Bounti’s Code of Business Conduct and Ethics and approve any amendments or waivers on a periodic basis;

•overseeing the evaluation and the performance of the Board and individual directors; and

•contributing to succession planning.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has been at any time one of Local Bounti’s officers or employees. None of Local Bounti’s executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of Local Bounti’s Board or compensation committee.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available under the "Investors" tab of our website. In addition, we intend to post under the "Investors" tab on our website all disclosures that are required by law or NYSE listing standards relating to any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Limitation on Liability and Indemnification of Officers and Directors

Local Bounti’s charter limits Local Bounti’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•for any transaction from which the director derives an improper personal benefit;

•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•for any unlawful payment of dividends or redemption of shares; or

•for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of Local Bounti’s directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and Local Bounti’s Bylaws provide that Local Bounti will, in certain situations, indemnify Local Bounti’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, Local Bounti has entered into separate indemnification agreements with Local Bounti’s directors and officers. These agreements, among other things, require Local Bounti to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Local Bounti’s directors or officers or any other company or enterprise to which the person provides services at Local Bounti’s request. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

Local Bounti also maintains a directors’ and officers’ insurance policy pursuant to which Local Bounti’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that the provisions in the charter, Local Bounti’s Bylaws, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Item 11. Executive Compensation
The following table sets forth information concerning the compensation of our officers who served as named executive officers during the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Craig M. Hurlbert Co-Chief Executive Officer(5)	2021	172,615	—	—	18,003	190,618
	2020	—	—	—	314,000	314,000
Travis M. Joyner Co-Chief Executive Officer(5)	2021	172,615	—	—	12,465	185,080
	2020	—	—	—	314,000	314,000
Kathleen Valiasek Chief Financial Officer(6)	2021	305,673	900,000	9,672,951	31,418	10,910,042
Mark McKinney Chief Operating Officer(7)	2021	174,680	175,000	4,954,761	26,533	5,330,974
_____________________

(1) Amounts reflect salary earned during the applicable year.
(2) Amounts reflect, with respect to Mr. McKinney, a $100,000 sign-on bonus and a $75,000 discretionary bonus approved by the Board on November 18, 2021, and, with respect to Ms. Valiasek, a discretionary bonus approved by the Board on November 18, 2021.
(3) Stock awards are reported at aggregate grant date fair value in the year granted, as determined in accordance with the provisions of FASB ASC Topic 718. For the assumptions used in valuing these awards for purposes of computing this expense, see Note 12, Stock-Based Compensation, to the Consolidated Financial Statements for the year ended December 31, 2021.
(4) Amount reflects, (a) with respect to Mr. Hurlbert, (i) $12,465 in management fees paid to BrightMark Partners, LLC, a Texas limited liability company ("BrightMark"), of which he is a 50% owner, and (ii) $5,538 in company 401(k) contributions; (b) with respect to Mr. Joyner, $12,465 in management fees paid to BrightMark, of which he is a 50% owner; (c) with respect to Ms. Valiasek, (i) $19,818 in relocation reimbursement payments, and (ii) $11,600 in company 401(k) contributions; and, (d) with respect to Mr. McKinney, (i) $20,533 in relocation reimbursement payments and (ii) $6,000 in company 401(k) contributions.
(5) Messrs. Hurlbert and Joyner became employees and Co-Chief Executive Officers on April 1, 2021.
(6) Ms. Valiasek was hired as Chief Financial Officer on April 1, 2021.
(7) Mr. McKinney was hired as Chief Operating Officer on August 23, 2021.

2021 Compensation

In 2021, Local Bounti incurred a monthly management services fee to BrightMark, a company in which Messrs. Hurlbert and Joyner are co-owners, pursuant to a management services agreement by and between BrightMark and Local Bounti entered into as of August 20, 2018 (the "Management Services Agreement"). In March 2021, the Management Services Agreement was terminated. In April 2021, Messrs. Hurlbert and Joyner became Local Bounti employees and Co-Chief Executive Officers.

In 2021, each named executive officer received an annual base salary from Local Bounti to compensate them for their services commensurate with their skill set, experience, role and responsibilities. In addition, Ms. Valiasek and Mr. McKinney received discretionary cash bonuses to compensate them for their services.

Effective January 1, 2022, to reinforce their commitment to employees as the centerpiece for creating long-term value for stockholders, each of our Co-Chief Executive Officers requested that their annual base salaries be decreased to $35,000.

Executive Employment Agreements

In November 2021, Local Bounti entered into employment agreements with each of our executive officers, including each named executive officer, which became effective upon the consummation of the Business Combination on November 16, 2021. Pursuant to each employment agreement, if the employee separates from service (a) due to termination by Local Bounti for a reason other than (x) Cause (as defined in the employment agreement), (y) the employee becoming Disabled (as defined in the employment agreement) or (z) the employee’s death, or (b) due to resignation by the employee on account of Good Reason (as defined in the employment agreement) (each, an "Involuntary Termination") under either of the following circumstances, the employee will be entitled to their salary and other benefits accrued through the separation date and, subject to the employee executing a release and general waiver of claims in favor of Local Bounti and adhering to the applicable restrictive covenants (other than with respect to accrued benefits), the employees will be entitled to the following respective additional severance benefits:

•if the Involuntary Termination occurs at any time other than at or during the 12-month period immediately following a Change in Control (as defined in the 2021 Plan), (a) continuing salary payments for a period of six months (12 months in the case of the Chief Executive Officers), (b) COBRA reimbursement payments for a period of six months (12 months in the case of the Chief Executive Officers), and (c) if the employee’s termination date is at least 12 months following the employee’s start date with Local Bounti, all of the employee’s unvested and outstanding equity awards that would have become vested had employee remained in Local Bounti’s employ for the 12-month period following the employee’s termination of employment will immediately vest and become exercisable as of the date of the employee’s termination; and

•if the Involuntary Termination occurs during the 12-month period immediately following a Change in Control, then in lieu of the above, (a) a lump sum severance payment equal to 1.5 (2.0 in the case of the Chief Executive Officers) times the employee’s base salary, (b) COBRA reimbursement payments for a period of 18 months (24 months in the case of the Chief Executive Officers), and (c) if the employee’s termination date is at least 12 months following the employee’s start date with Local Bounti, all of the employee’s unvested and outstanding equity awards will immediately vest and become exercisable as of the date of the employee’s termination.

The employment arrangements each include (1) confidentiality and non-disparagement obligations applicable during the employee’s term and following the termination thereof for any reason, (2) a standard intellectual property assignment provision, (3) a non-competition provision applicable during the employee’s term and during the one year period following the termination thereof for any reason, and (4) a non-solicitation provision applicable during the employee’s term and during the one year period following the termination thereof for any reason.

Ms. Valiasek’s employment agreement superseded and replaced an offer letter between Ms. Valiasek and us effective March 2021. Under that prior offer letter, Ms. Valiasek was entitled to an annual base salary of $425,000, and was granted 212,384 shares of change in control restricted nonvoting Local Bounti common stock under the 2020 Plan. Ms. Valiasek’s prior offer letter further entitled her to relocation expense reimbursements, three weeks’ vacation time and eligibility to participate in Local Bounti’s employee benefits plans maintained by Local Bounti and generally made available to similarly situated employees.

Mr. McKinney’s employment agreement superseded and replaced an offer letter between Mr. McKinney and us effective July 2021. Under that prior offer letter, Mr. McKinney was entitled to an annual base salary of $500,000, and was granted 100,000 shares of nonvoting common stock RSUs under the 2020 Plan, which was adjusted to 496,967 shares of Local Bounti in the Business Combination. Mr. McKinney’s prior offer letter further provided him with a $100,000 sign on bonus and entitled him to relocation expense reimbursements, three weeks’ vacation time and eligibility to participate in Local Bounti’s employee benefits plans maintained by Local Bounti and generally made available to similarly situated employees.

Benefits

During their terms of employment, Local Bounti has provided its named executive officers medical, dental and vision benefits through Insperity, a professional employer organization. Local Bounti also provided other benefits to its named executive officers during their terms of employment on the same basis as provided to all of its employees, including vacation and paid holidays.

Equity Awards

In June 2019, BrightMark subjected 5,527,500 of its shares of Legacy Local Bounti voting common stock to service-based vesting over a three-year quarterly installment vesting period with vesting occurring on the last day of each calendar quarter measured from the one-quarter anniversary of June 2019, subject to the continuation of BrightMark’s services to Legacy Local Bounti. In March 2021, in connection with the cancellation of the Management Services Agreement and Messrs. Hurlbert and Joyner becoming employees of Legacy Local Bounti, Legacy Local Bounti accelerated the vesting of the remaining unvested shares.

In March 2021, Ms. Valiasek received a grant of 212,384 restricted shares of non-voting Legacy Local Bounti common stock under the 2020 Plan, which was adjusted to 1,055,478 restricted shares of Local Bounti in the Business Combination, as described in more detail below.

In November 2021, each of Ms. Valiasek and Mr. McKinney received 100,000 RSUs with respect to Legacy Local Bounti common stock under the 2020 Plan, which was adjusted to 496,967 shares of Local Bounti in the Business Combination, as described in more detail below.

In January 2022, the Board, upon recommendation of the compensation committee, approved equity compensation awards for certain executive officers. Pursuant to this action, Messrs. Hurlbert and Joyner were each awarded 2,000,000 RSUs, Ms. Valiasek was awarded 1,447,555 RSUs, and Mr. McKinney was awarded 1,003,033 RSUs. The RSUs were granted pursuant to the 2021 Plan and granted subject to the filing of a Form S-8 registering the shares of Common Stock covered by the 2021 Plan, which has since occurred. The RSUs will vest 10% on July 1, 2022, 30% on January 1, 2023, 30% on January 1, 2024 and 30% on January 1, 2025, provided that the named executive officer is providing services to Local Bounti on such date.

Outstanding Equity Awards at the End of 2021

The following table sets forth information regarding each unvested stock award held by each named executive officer as of December 31, 2021.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Kathleen Valiasek	1,552,445(2)	10,013,270
Mark McKinney	496,967(3)	3,205,437
_____________________

(1) Values are based on the closing price of our common stock on the NYSE on December 31, 2021 ($6.45).
(2) Represents (a) 496,967 RSUs awarded under the 2020 Plan, scheduled to vest as to 10% on May 1, 2022, with the remaining RSUs vesting in three (3) annual 30% installments thereafter, subject to the continuous service of the holder on each vesting date; and (b) 1,055,478 RSAs awarded under the 2020 Plan, scheduled to vest as to 10% on March 15, 2022, with the remaining RSAs vesting in three annual 30% installments thereafter, subject to the continuous service of the holder on each vesting date.
(3) Represents 496,967 RSUs awarded under the 2020 Plan, scheduled to vest as to 10% on May 1, 2022, with the remaining RSUs vesting in three annual 30% installments thereafter, subject to the continuous service of the holder on each vesting date.

Non-Employee Director Compensation

In 2021, we did not have a formal compensation policy for our non-employee directors ("Outside Directors"), nor did we have a formal policy of reimbursing expenses incurred by Outside Directors in connection with their Board service. However, we granted our Outside Directors equity awards under our 2020 Plan, in the form of either a change in control RSA or RSUs. The following table sets forth information concerning the compensation of our Outside Directors during the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Pamela Brewster	—	495,479(4)	495,479
Matthew Nordby(2)	—	—	—
Mark J. Nelson(3)	—	1,709,903(5)	1,709,903
Edward C. Forst(2)	—	—	—
_____________________

(1) Stock awards are reported at aggregate grant date fair value in the year granted, as determined in accordance with the provisions of FASB ASC Topic 718. For the assumptions used in valuing these awards for purposes of computing this expense, see Note 12, Stock-Based Compensation, to the Consolidated Financial Statements for the year ended December 31, 2021.
(2) Commenced service as a director on November 16, 2021.
(3) Commenced service as a director on May 13, 2021.
(4) Ms. Brewster was granted 49,697 RSUs (as converted in the Business Combination) on November 8, 2021. 10% of the RSUs are scheduled to vest on May 1, 2022, and an additional 30% of the RSUs 30% are scheduled to vest on each anniversary thereafter, subject to Ms. Brewster’s continued service on each such date. As of December 31, 2021, Ms. Brewster held 49,697 unvested RSUs with an aggregate value of $320,546, based on the closing price of our common stock on the NYSE on December 31, 2021 ($6.45).
(5) Mr. Nelson was granted 253,319 RSUs (as converted in the Business Combination) on April 12, 2021. As amended, 25% of the RSUs vested on the consummation of the Business Combination, and the remaining 75% of the RSUs vested (or are scheduled to vest) over the 36-month period following April 12, 2021, in equal quarterly amounts, subject to Mr. Nelson continuing to be a service provider on each such quarterly vesting dates. Notwithstanding the foregoing, 100% of the RSUs will vest immediately upon a Change in Control (as defined in the 2021 Plan) resulting in aggregate proceeds to the Company or its stockholders of not less than $30,000,000, subject to Mr. Nelson’s continued service on each such date. As of December 31, 2021, the Company had vested 105,550 of Mr. Nelson’s RSUs, and Mr. Nelson held 147,769 unvested RSUs with an aggregate value of $953,110, based on the closing price of our common stock on the NYSE on December 31, 2021 ($6.45).

Non-Employee Director Compensation Policy

On January 12, 2022, the Board, upon recommendation from our compensation committee, adopted the Non-Employee Director Compensation Plan, which sets forth the terms upon which Outside Directors are compensated for their Board service.

Outside Directors are entitled to (a) annual cash retainers, payable in arrears in equal quarterly installments following the end of each quarter in which their service occurred, and (b) equity awards, which are granted under the Plan or any successor equity plan adopted by the Board and Company stockholders as follows:

Annual Board Member Service Retainer

•All Outside Directors: $87,500

•Outside Director serving as Lead Independent Director: $15,000 (in addition to above)

Annual Committee Member Service Retainer

•Member of the Audit Committee: $10,000

•Member of the Compensation Committee: $7,500

•Member of the Nominating and Corporate Governance Committee: $5,000

Annual Committee Chair Service Retainer (in lieu of Annual Committee Member Service Retainer)

•Chairperson of the Audit Committee: $20,000

•Chairperson of the Compensation Committee: $15,000

•Chairperson of the Nominating and Corporate Governance Committee: $10,000

Equity Compensation

•Upon initial election or appointment to the Board, an RSU award, as determined by the Board, with a grant date value of $175,000, which will vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to the Outside Director’s continuous service through each applicable vesting date; and

•At each annual stockholders' meeting following the Outside Director's appointment to the Board and such director’s service on the Board for a minimum of six months, an additional RSU award, as determined by the Board, with a grant date value of $87,500, which will vest in full upon the earlier of the first anniversary of the date of grant or the next annual stockholders' meeting, subject to the Outside Director's continuous service through the applicable vesting date.

Notwithstanding the foregoing, for each Outside Director who remains in continuous service as a member of the Board until immediately prior to the consummation of a "change in control" (as defined in the 2021 Plan), any unvested portion of an equity award granted in consideration of the Outside Director's service as a member of the Board will vest in full immediately prior to, and contingent upon, the consummation of such change in control.

The Board has discretion to grant additional equity awards to certain Outside Directors for services to the Company that exceed the standard expectations for an Outside Director or for other circumstances determined to be appropriate by the Board. The Company will also reimburse directors for their reasonable out-of-pocket expenses in connection with attending Board and committee meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of common stock of the Company as of March 15, 2022:

•each person known by the Company to be the beneficial owner of more than 5% of the common stock of the Company;

•each of the Company’s executive officers and directors; and

•all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to SEC rules, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of our common stock is based on 86,465,757 shares of common stock outstanding as of March 15, 2022. Shares of our common stock that may be acquired by an individual or group within 60 days of March 15, 2022 pursuant to the exercise of options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2022 are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting common stock beneficially owned by them.

Unless otherwise indicated, the address for each Local Bounti stockholder listed is: 490 Foley Lane, Hamilton, MT 59480.

Name and Address of Beneficial Owners	Number of Shares	%
Directors and Executive Officers
Craig M. Hurlbert(1)	18,050,337	20.9
Travis M. Joyner(2)	16,148,881	18.7
Mark Alan McKinney(3)	46,455	*
Pamela Brewster	1,576,961	1.8
Mark J. Nelson(4)	62,287	*
Edward C. Forst(5)	396,401	*
Matt Nordby	7,000	*
Kathleen Valiasek(6)	1,120,921.025	1.3
B. David Vosburg Jr.	1,207,428	1.4
Gary Hilberg(7)	323,473	*
All directors and officers as a group (10 persons)	38,940,144.025	45.0
5% Holders:
Leo Investors III LP(8)	6,770,000	7.8
Live Oak Ventures, LLC(9)	11,825,173	13.7
McLeod Management Co., LLC(2)	16,148,881	18.7
Wheat Wind Farms, LLC(1)	18,050,337	20.9
_____________________

* Less than 1%
(1) Consists of 17,938,230 shares held by Wheat Wind Farms, LLC, which is controlled by Mr. Hurlbert, as well as 153,460 shares held by Mr. Hurlbert individually. Excludes RSUs that are not expected to settle within 60 days of March 15, 2022.
(2) Consists of 16,106,907 shares held by McLeod Management Co., LLC, which is controlled by Mr. Joyner, as well as 101,490 shares held by Mr. Joyner individually. Excludes RSUs that are not expected to settle within 60 days of March 15, 2022.
(3) Excludes RSUs that are not expected to settle within 60 days of March 15, 2022.
(4) Consists of 46,455 shares and 15,832 RSUs expected to settle within 60 days of March 15, 2022. Excludes RSUs that are not expected to settle within 60 days of March 15, 2022.
(5) Consists of 374,489 shares and 21,912 public warrants held by Wellfor LLC, which is an affiliate of Edward C. Forst.
(6) Consists of 1,071,224.025 shares and 49,697 RSUs expected to settle within 60 days of March 15, 2022. Excludes RSUs that are not expected to settle within 60 days of March 15, 2022.
(7) Consists of 308,564 shares and 14,909 RSUs expected to settle within 60 days of March 15, 2022. Excludes RSUs that are not expected to settle within 60 days of March 15, 2022.
(8) Leo Investors III LP is the record holder of the securities reported herein. Leo Investors III LP is controlled by its general partner, Leo Investors GP II Limited, which is governed by a three-member board of directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of Leo Investors III LP. Under the so-called "rule of three," if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. No individual director of the general partner of Leo Investors III LP exercises voting or dispositive control over any of the securities held by Leo Investors III LP, even those in which such director directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(9) Consists of 8,757,694 shares held by Live Oak Ventures, LLC, 2,440,653 shares held by Charles R. Schwab & Helen O. Schwab TTEE The Charles & Helen Schwab Living Trust U/A DTD 11/22/1985 and 626,826 shares held by Charles R. Schwab TTEE The Charles & Helen Schwab Living Trust U/A DTD 11/22/1985, each of which is controlled by Charles R. Schwab.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than ten percent of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and greater than ten percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2021, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than ten percent of our common stock were filed on a timely basis during the year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this Form 10-K, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

•we, Leo or Legacy Local Bounti have been or are to be a participant;

•the amounts involved exceeded or exceeds $120,000; and

•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Amended and Restated Registration Rights Agreement

In connection with the Closing of the Business Combination, that certain Registration Rights Agreement, dated March 2, 2021, among the Company and certain persons and entities holding securities of the Company (the "IPO Registration Rights Agreement"), was amended and restated and the Company, certain persons and entities holding securities of the Company prior to the Closing (the "Initial Holders") and certain persons and entities receiving common stock or instruments exercisable for common stock in connection with the Business Combination (the "New Holders" and, together with the Initial Holders, the "Registration Rights Holders") entered into an amended and restated registration rights agreement (the "A&R Registration Rights Agreement"). Pursuant to the A&R Registration Rights Agreement, we filed with the SEC (at our sole cost and expense) a registration statement on December 10, 2021, registering the resale of certain securities held by or issuable to the Registration Rights Holders (the "Resale Registration Statement"), and the Resale Registration Statement was declared effective on December 23, 2021. In certain circumstances, certain of the Registration Rights Holders can demand up to three underwritten offerings, and all of the Registration Rights Holders are entitled to customary piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by the Company if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Lock-Up Arrangements

In connection with the Closing of the Business Combination, Legacy Local Bounti securityholders entered into agreements (the "Lock-Up Agreements") pursuant to which they agreed, subject to certain customary exceptions, not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of common stock held by them immediately after the Closing, including any shares issuable upon the exercise of options to purchase shares of common stock held by them immediately after the Closing ("Lock-Up Shares"), (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) (the actions specified in clauses (a) through (c), collectively, "Transfer") until May 18, 2022.

Pursuant to the A&R Registration Rights Agreement and, subject to certain exceptions, Leo Investors III LP (the "Sponsor") (and its permitted transferees) are contractually restricted from selling or transferring any of their shares of common stock (not including any PIPE Shares issued in the PIPE Financing) (the "Sponsor Lock-up Shares"). Such restrictions began at Closing and end on the earlier of (a) November 19, 2022 and (b) the earlier to occur of, subsequent to the Closing Date, (x) the first date on which the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as equitably adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (y) the date on which there is consummated a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Pre-Business Combination Related Party Transactions of Legacy Local Bounti

BrightMark Partners, LLC Management Services Agreement

In August 2018, Legacy Local Bounti entered into a management services agreement with BrightMark Partners, LLC ("BrightMark"), for certain management services, including management, CFO, business, operational, strategic, and advisory services. The two managing partners of BrightMark, Craig M. Hurlbert and Travis M. Joyner, are the co-founders and co-CEOs of Legacy Local Bounti. Under the agreement, the management services would be provided for an initial term of three years that would automatically renew for an additional one-year term. As consideration for management services, BrightMark billed Local Bounti on a monthly basis for services rendered pursuant to the management services agreement, plus and expenses. In March 2021, Legacy Local Bounti and BrightMark terminated the management services agreement.

For the years ended December 31, 2021 and 2020, Legacy Local Bounti incurred management fees of $120 thousand and $628 thousand, respectively. Craig M. Hurlbert and Travis M. Joyner each own the interest of half amount in the transactions based on the 50% ownership of BrightMark from each of them.

BrightMark previously held shares of Legacy Local Bounti, but distributed the shares to Wheat Wind Farms, LLC and McLeod Management Co. LLC, which are controlled by Craig M. Hurlbert and Travis M. Joyner, the co-CEOs of the Company, respectively.

Grow Bitterroot Sale Lease Back Transaction and Services Agreement

In June 2020, Legacy Local Bounti sold a greenhouse facility it had constructed to Grow Bitterroot, LLC ("Grow Bitterroot"), a related party created as a qualified opportunity zone fund by the co-CEOs of Legacy Local Bounti, Craig M. Hurlbert and Travis M. Joyner, for a total consideration of $4,500 thousand. Concurrently, Legacy Local Bounti and Grow Bitterroot entered into an agreement, whereby Legacy Local Bounti leases land and the greenhouse facility from Grow Bitterroot. In addition, Legacy Local Bounti and Grow Bitterroot entered into a property maintenance and management services agreement under which Legacy Local Bounti will provide all property maintenance and management services, including business, operational, strategic and advisory services in exchange for an annual fee of $50,000. The property maintenance and management services agreement includes an initial term of three years, which will renew automatically unless terminated by either party with 30 days’ notice.

In July 2020, Legacy Local Bounti began providing development services to Grow Bitterroot in connection with the expansion of the Grow Bitterroot-owned greenhouse facility.

BrightMark Partners LLC Short-Term Lease Agreement

In December 2020, Legacy Local Bounti entered into a short-term lease agreement with BrightMark for commercial office space. The lease may be terminated at any time by either party upon 30 days’ written notice. The monthly rent is $2,000 per month ($24,000 per year).

McLeod Property HM LLC Commercial Lease

On June 15, 2021, Legacy Local Bounti entered into a commercial lease agreement with McLeod Property HM LLC located in Hamilton, MT, whose owner, Bridget M. Joyner, is the wife of Travis M. Joyner, the Co-CEO of Legacy Local Bounti. The lease had a one-year term commencing on June 15, 2021, and ending June 14, 2022 or upon lease termination. The lease was terminated on March 15, 2022. The monthly rent was $3,250 per month ($39,000 per year).

Right of First Refusal, Co-Sale and Pre-Emptive Rights Agreement

In July 2019, Legacy Local Bounti entered into a right of first refusal, co-sale and pre-emptive rights agreement (the "ROFR") with certain holders of Legacy Local Bounti’s capital stock including certain directors, officers and holders of 5% or more of Legacy Local Bounti’s capital stock. These parties include Live Oak Ventures, LLC, Rom Ramsbacher, MSE Consulting, LLC, BrightMark (prior to the distribution of shares to entities controlled by Craig M. Hurlbert and Travis M. Joyner in 2021), David Lincoln and Josh White. The ROFR was terminated in connection with the Closing of the Business Combination.

Convertible Securities Financing

On April 19, 2021, Legacy Local Bounti issued and sold convertible securities (the "Convertible Notes") to Charles R. Schwab & Helen O. Schwab TTEE The Charles & Helen Schwab Living Trust U/A DTD 11/22/1985 (the "Charles Schwab 1985 Trust") in an aggregate principal amount of $10,000,000 and Charles R. Schwab TTEE The Charles & Helen Schwab Living Trust U/A DTD 11/22/1985 in an aggregate principal amount of $5,000,000 (together with Charles Schwab 1985 Trust, the "Convertible Note Holders"). Interest on the Convertible Notes accrued at a rate of 8%, computed on the basis of the actual number of days elapsed and a year of 365 days. The Convertible Notes Holders are affiliates and under common control with Live Oak Ventures, LLC, a stockholder of Legacy Local Bounti. The Convertible Notes mature 24 months from the issuance date. In connection with the Closing of the Business Combination on November 19, 2021, all Convertible Notes were converted into a number of shares of common stock, at a conversion price equal to value of each share of common stock in the qualified SPAC transaction multiplied by 85%. The Convertible Notes Holders have therefore been treated for all purposes as the record holder after the Business Combination. For further information on these Convertible Notes, see Note 7, Debt, of the Consolidated Financial Statements.

Family Member

Rick D. Leggott is the control person of Bitterroot Partners, LLC, a stockholder of Legacy Local Bounti, and his immediate family member, Jeff Leggott, is currently a full-time employee of Legacy Local Bounti.

Advisory Services Agreement

In March 2021, The Lenox Group and Legacy Local Bounti entered into an agreement pursuant to which The Lenox Group provided to Legacy Local Bounti certain management services, including strategic and advisory services. The Lenox Group is an entity controlled by Kathleen Valiasek, the Company’s Chief Financial Officer. Pursuant to the agreement, the payment for such services was conditioned upon the consummation of a transaction with a special purpose acquisition company. The agreement was terminated by mutual agreement of the parties in April 2021, prior to Ms. Valiasek becoming an employee of Legacy Local Bounti, subject to payment of amounts owing to The Lenox Group upon the closing of any such transaction. In connection with the Closing of the Business Combination, the Company paid $850,000 to The Lenox Group and all remaining provisions of the agreement were satisfied upon such payment.

Pre-Business Combination Related Party Transactions of Leo

Class B Ordinary Shares

On January 18, 2021, the Sponsor paid $25,000 to cover certain expenses of Leo in consideration of 5,750,000 Class B ordinary shares. On February 25, 2021, Leo effected a share capitalization, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. On February 2021, the Sponsor transferred 20,000 Class B ordinary shares to Lori Bush, Mary E. Minnick and Mark Masinter. On March 2, 2021, the Sponsor forfeited 25,000 founder shares after the initial public offering as a result of the underwriters’ partial exercise of the over-allotment option. Of the 6,875,000 Class B ordinary shares outstanding as of June 30, 2021, the Sponsor owned an aggregate of 6,770,000 Class B ordinary shares and Lori Bush, Mary E. Minnick and Mark Masinter owned an aggregate of 60,000 Class B ordinary shares. The Class B ordinary shares automatically converted into Class A ordinary shares upon the consummation of Business Combination on a one-for-one basis.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, Leo consummated the private placement of 5,333,333 private placement warrants at a price of $1.50 per warrant to the Sponsor, generating gross proceeds of $8,000 thousand. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

The Sponsor had agreed to loan Leo up to $300,000 (the "Note") to be used for the payment of costs related to the initial public offering. The Note was non-interest bearing, unsecured and was due on the earlier of June 30, 2021 and the closing of the initial public offering. Leo had borrowed $112,000 under the Note, which was fully repaid upon the closing of the IPO on March 2, 2021.

Administrative Services Agreement

Leo agreed, commencing on the effective date of the initial public offering through the earlier of Leo’s consummation of a business combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the period ended January 8, 2021 through the Business Combination, Leo incurred $83 thousand in fees for these services. The agreement terminated at the closing of the Business Combination.

Leo Registration Rights Agreement

Pursuant to a registration rights agreement entered into on March 2, 2021 (the "Original Registration Rights Agreement"), the holders of the Class B ordinary shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that Leo register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the Original Registration Rights Agreement provides that Leo will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. Leo will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Business Combination, the Original Registration Rights Agreement was terminated upon the execution of the Amended and Restated Registration Rights Agreement.

Indemnification Agreements

The Certificate of Incorporation contains provisions limiting the liability of directors, and the Bylaws provide that Local Bounti will indemnify each of its directors to the fullest extent permitted under Delaware law. Our charter documents also provide the Board with discretion to indemnify officers and employees when determined appropriate by the Board.

Local Bounti has entered into indemnification agreements with each of its directors, officers and certain other key employees. The indemnification agreements provide that Local Bounti will indemnify each of its directors, executive officers and other key employees against any and all expenses incurred by such director, executive officer or other key employee because of his or her status as one of Local Bounti’s directors, executive officers or other key employees, to the fullest extent permitted by Delaware law and our charter documents. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Local Bounti will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee. For more information regarding these indemnification agreements, see the section entitled "Description of Securities."

Related Party Transactions Policy

Local Bounti has adopted a written related party transaction policy. The policy provides that officers, directors, holders of more than 5% of any class of Local Bounti’s voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with Local Bounti without the prior consent of the audit committee, or other independent members of the Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for Local Bounti to enter into a transaction with an executive officer, director, nominee to become a director of Local Bounti, significant stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.
Item 14. Principal Accountant Fees and Services
Prior to the consummation of the Business Combination, RSM US LLP, an independent registered public accounting firm, served as Legacy Local Bounti’s auditor and WithumSmith+Brown, PC, an independent registered public accounting firm, served as Leo’s auditors. Following the closing of the Business Combination, WithumSmith+Brown, PC continued as the auditor for New Local Bounti.
The aggregate fees billed to Local Bounti by RSM US LLP and WithumSmith+Brown, PC for professional services provided since inception include the following:

Year ended December 31, 2021
Fees billed by RSM US LLP to Legacy Local Bounti	(in thousands)
Audit Fees(1)	$612
Audit-Related Fees(2)	543
Tax Fees(3)	—
All Other Fees(4)	—
Total	$1,155

Year ended December 31, 2021
Fees billed by WithumSmith+Brown, PC to Leo and Local Bounti	(in thousands)
Audit Fees(1)	$114
Audit-Related Fees(2)	43
Tax Fees(3)	—
All Other Fees(4)	—
Total	$157
_____________________

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual Consolidated Financial Statements and review of our interim Consolidated Financial Statements or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees. Audit-related fees consist of fees billed for professional services rendered to provide consent for incorporation by reference of audit reports in certain registration statements and other forms filed with the SEC.
(3) Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. We did not incur any tax fees.
(4) All Other Fees. All other fees consist of fees billed for all other services. We did not incur any other fees.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee will review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements: The information concerning our Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled "Financial Statements."

2. Financial Statement Schedules: The Financial Statement Schedules have been omitted because they are not applicable or are not required or are not present in material amounts or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: See “Index to Exhibits.”

(b) Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K). In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at sec.gov.

Exhibit Number	Description
2.1*
Business Combination Agreement, dated as of June 17, 2021, by and among Leo, First Merger Sub, Second Merger Sub and Local Bounti (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2021).

2.2*
Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and (i) the Hollandia Produce Group, Inc. Employee Stock Ownership Trust, (ii) Mosaic Capital Investors I, LP, True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P., (iii) Mosaic Capital Investors LLC, solely in its capacity as Sellers’ Representative, (iv) Hollandia Produce Group, Inc., and (v) Local Bounti Operating Company LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2022)

2.3*
Unit Purchase Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation, Local Bounti Operating Company LLC, and each of the holders of Class B Common Units of Hollandia Produce GA, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2022)

2.4*
Stock Purchase Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation, Local Bounti Operating Company LLC, Mosaic Capital Investors I, LP, and True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2022)

3.1
Certificate of Incorporation of Local Bounti Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2021).

3.2	Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation
3.3	Bylaws of Local Bounti Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2021).
4.1
Amended and Restated Warrant Agreement, dated November 18, 2021, by and among Local Bounti Corporation and Continental (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2021)

4.2	Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021).
4.3
Warrants, dated as of November 19, 2021, by and between Local Bounti Corporation and Cargill, Incorporated (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021).

4.4	Description of Securities
10.1
Amended and Restated Registration Rights Agreement, dated as of November 19, 2021, by and among Local Bounti Corporation, Leo Holdings III Corp and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Commission on November 22, 2021).

10.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Commission on November 22, 2021)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Commission on November 22, 2021)
10.4
Sponsor Agreement, dated as of June 17, 2021, by and among Leo Investors III LP, Lori Bush, Mary E. Minnick, Mark Masinter, Scott Flanders, Imran Khan, Scott McNealy, Leo Holdings III Corp, and Local Bounti Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2021).

10.5
Senior Credit Agreement dated September 3, 2021 between Cargill Financial Services International, Inc. and Local Bounti Corporation along with certain subsidiaries (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 3, 2021).

10.6
Subordinated Credit Agreement dated September 3, 2021 between Cargill Financial Services International, Inc. and Local Bounti Corporation along with certain subsidiaries (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 3, 2021)

10.7†
Local Bounti 2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021)

10.8†
Local Bounti Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021)

10.9†
Form of Employment Agreement with Chief Executive Officers of Local Bounti (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021)

10.10†
Form of Employment with Executive Officers (other than Chief Executive Officers) of Local Bounti (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021)

10.11†	Local Bounti 2020 Equity Incentive Plan and related forms of award agreements
10.12†
Local Bounti Corporation Director Compensation Policy, adopted January 12, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2022)

10.13
Registration Rights Agreement, dated March 14, 2022, by and among Local Bounti Corporation and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2022).

10.14*
First Amendment to Credit Agreements and Subordination Agreement, dated as of March 14, 2022, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2021)
23.1	Consent of WithumSmith+Brown, PC
23.2	Consent of RSM US LLP
24.1	Power of attorney (included on the signature page hereof)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101
The following financial statements from Local Bounti’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from Local Bounti’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Co-Chief Executive Officer and Director
Date: March 30, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Craig M. Hurlbert, Dan Martinelli and Kathleen Valiasek, and each of them, as his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig M. Hurlbert	Co-Chief Executive Officer and Director	March 30, 2022
Craig M. Hurlbert	(Principal Executive Officer)

/s/ Kathleen Valiasek	Chief Financial Officer	March 30, 2022
Kathleen Valiasek	(Principal Financial and Accounting Officer)

/s/ Travis M. Joyner	Co-Chief Executive Officer and Director	March 30, 2022
Travis M. Joyner

/s/ Pamela Brewster	Director	March 30, 2022
Pamela Brewster

/s/ Matthew Nordby	Director	March 30, 2022
Matthew Nordby

/s/ Mark J. Nelson	Director	March 30, 2022
Mark J. Nelson

/s/ Edward C. Forst	Director	March 30, 2022
Edward C. Forst