Form 10-Q
period 2022-03-31
Local Bounti Corporation/DE
filed 2022-05-12
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-40125		98-1584830
(State or other jurisdiction of incorporation or organization)	(Commission File Number)		(I.R.S Employer Identification No.)
220 W. Main St.	Hamilton	MT	59840
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 640-4016

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange
Warrants, each exercisable for one share of Common Stock for $11.50 per share	LOCL WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

The number of outstanding shares of Local Bounti Corporation’s common stock was 94,105,753 at May 5, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Sections of this Quarterly Report on Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements. These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021and, if applicable, updated in Item 1A of this Quarterly Report on Form 10-Q; therefore, our actual results could differ materially from those expressed, implied or forecast in any such forward-looking statements. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2021, and our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. The following factors among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward- looking statements:
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
•The liabilities, risks and costs associated with Pete’s Acquisition and the integration of Pete’s operations with our own operations may detract from our core CEA operations.
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
•Local Bounti currently relies on a limited number of facilities for its operations.
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
•Local Bounti has an agreement with Cargill Financial Services International, Inc. ("Cargill Financial") for a $170 million term loan credit facility. The credit facility is secured by all of the Company’s assets, including its intellectual property. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all Local Bounti assets, and securities in the Company could be rendered worthless.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment.
New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
The forward-looking statements made by us in this Quarterly Report on Form 10-Q and any accompanying prospectus supplement speak only as of the date of this Quarterly Report on Form 10-Q and the accompanying prospectus supplement. Except to the extent required under the federal securities laws and rules and regulations of the SEC, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

WEBSITE AND SOCIAL MEDIA DISCLOSURE
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our website. We also intend to use certain social media channels as a means of disclosing information about Local Bounti and our products to our customers, investors and the public (e.g., @Local Bounti and #LocalBounti on Twitter). The information posted on social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC. While not all of the information that we post to our website or social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about Local Bounti by signing up for email alerts under the "Investors" section of our website investors.localbounti.com.

ADDITIONAL INFORMATION
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Local Bounti,” “we,” “us,” “our” and similar terms refer to Local Bounti Corporation.

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,974	$96,661
Restricted cash and cash equivalents	4,416	4,416
Accounts receivable, net of allowance	73	110
Accounts receivable, related party	1	8
Inventory, net	1,263	922
Prepaid expenses and other current assets	3,584	3,391
Total current assets	81,311	105,508
Property and equipment, net	43,994	37,350
Operating lease right-of-use assets	269	55
Other assets	905	1,017
Total assets	$126,479	$143,930

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,431	$1,912
Accrued liabilities	6,721	16,020
Accrued liabilities, related party	26	8
Operating lease liabilities	111	28
Total current liabilities	14,289	17,968
Long-term debt	11,110	11,199
Financing obligation	13,982	13,070
Operating lease liabilities, noncurrent	145	10
Total liabilities	39,526	42,247

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, 0.0001 par value, 400,000,000 shares authorized, 86,465,757 and 86,344,881 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	180,958	169,916
Accumulated deficit	(94,014)	(68,242)
Total stockholders' equity	86,953	101,683
Total liabilities and stockholders' equity	$126,479	$143,930

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Sales	$282	$57
Cost of goods sold	234	45
Gross profit	48	12
Operating expenses:
Research and development	1,948	432
Selling, general and administrative	22,259	8,294
Total operating expenses	24,207	8,726
Loss from operations	(24,159)	(8,714)
Other income (expense):
Management fee income	30	20
Convertible Notes fair value adjustment	—	(299)
Interest expense, net	(1,643)	(405)
Net loss	$(25,772)	$(9,398)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(0.32)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	81,009,268	49,131,554

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	86,344,881	$9	—	$—	$169,916	$(68,242)	$101,683
Vesting of restricted stock units, net	120,876	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,042	—	11,042
Net loss	—	—	—	—	—	(25,772)	(25,772)
Balance, March 31, 2022	86,465,757	$9	—	$—	$180,958	$(94,014)	$86,953

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	58,076,019	$1	8,944,465	$—	$9,577	$(12,149)	$(2,571)
Issuance of common stock	—	—	2,086,829	—	—	—	—
Stock-based compensation	—	—	—	—	4,942	—	4,942
Net loss	—	—	—	—	—	(9,398)	(9,398)
Balance, March 31, 2021	58,076,019	$1	11,031,294	$—	$14,519	$(21,547)	$(7,027)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(25,772)	$(9,398)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	541	124
Reduction of right-of-use assets from operating leases	28	—
Stock-based compensation expense	11,013	4,942
Bad debt and other allowances	2	(8)
Inventory allowance	—	(25)
Loss on disposal of property and equipment	196	—
Change in fair value - Convertible Notes	—	299
Amortization of debt issuance costs	191	—
Changes in operating assets and liabilities:
Accounts receivable	37	(33)
Accounts receivable, related party	7	307
Inventory	(341)	(166)
Prepaid expenses and other current assets	(193)	(816)
Other assets	112	5
Accounts payable	2,619	955
Operating lease liabilities	(25)	—
Accrued liabilities	1,482	1,424
Accrued liabilities, related party	18	(833)
Net cash used in operating activities	(10,085)	(3,223)

Investing Activities:
Purchases of property and equipment	(14,673)	(1,070)
Net cash used in investing activities	(14,673)	(1,070)

Financing Activities:
Proceeds from issuance of Convertible Notes, net	—	10,700
Proceeds from financing obligations	71	1,066
Proceeds from issuance of debt	—	10,388
Repayment of debt	—	(550)
Net cash provided by financing activities	71	21,604
Net (decrease) increase in cash and cash equivalents and restricted cash	(24,687)	17,311
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	101,077	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$76,390	$17,356

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$8,161	$—
Stock-based compensation capitalized to property and equipment, net	$29	$—
Non-cash financing obligation activity	$840	$—
Non-cash proceeds from issuance of Convertible Notes for services provided	$—	$50

The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Unaudited Condensed Consolidated Balance Sheets to the total amount shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2022	2021
	(in thousands)
As included in the Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$71,974	$17,356
Restricted cash and cash equivalents	4,416	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$76,390	$17,356

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or "the Company") is redefining indoor farming with an innovative method – its proprietary Stack & Flow Technology™ – that significantly improves crop turns, increases output and improves unit economics. We grow healthy food utilizing a hybrid approach that integrates the best attributes of controlled environment agriculture with natural elements. Our sustainable growing methods are better for the planet, using 90% less land and 90% less water than conventional farming methods. With a mission to 'bring our farm to your kitchen in the fewest food miles possible,' Local Bounti’s food is fresher, more nutritious, and lasts 3-5 times longer than traditional agriculture.

On March 14, 2022, the Company entered into definitive purchase agreements to acquire California-based complementary indoor farming company Hollandia Produce Group, Inc., which operates under the name Pete’s® ("Pete's"), for total consideration of $122.5 million, subject to customary adjustments (the "Pete's Acquisition"). On April 4, 2022, Company completed the Pete's Acquisition pursuant to the terms and conditions of the purchase agreements. Pursuant to the purchase agreements, Pete’s and its subsidiaries became wholly owned subsidiaries of the Company.

Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two operating facilities in California and one under construction in Georgia which is scheduled to begin operations in the second quarter of 2022. Pete’s has distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, as well as Whole Foods and AmazonFresh. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80 percent share of the controlled environment agriculture ("CEA") market within the Western U.S. – as well as packaged salad and cress.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Management of Local Bounti is responsible for the Unaudited Condensed Consolidated Financial Statements included in this document. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Unaudited Condensed Consolidated Financial Statements herein.
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2021 (the “Annual Financial Statements”), which have been prepared in accordance with GAAP. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The Condensed Consolidated Balance Sheet at December 31, 2021, was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
There have been no material changes or updates to the Company’s significant accounting policies from those described in the Annual Financial Statements except for the updates noted below.

Reclassification
The Company reclassified depreciation in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 to conform to the presentation for the three months ended March 31, 2022. Depreciation is no longer stated as a separate financial statement line item on the Condensed Consolidated Statements of Operations but it has instead been allocated to cost of goods sold, research and development, and selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021. This reclassification had no impact on loss from operations or net loss. The Company believes this reclassification is preferable because it enhances the comparability of its Unaudited Condensed Consolidated Financial Statements with those of many of its industry peers and aligns with how the Company internally manages and reviews costs and margin.

The Company reclassified property and equipment, net for the balance that related to its operating lease right-of-use assets to be shown as a separate line item on the Condensed Consolidated Balance Sheet as of December 31, 2021. The related operating lease liabilities and operating lease liabilities, noncurrent included within accrued liabilities and other liabilities, respectively, have also been reclassified and are shown as separate line items on the Condensed Consolidated Balance Sheet as of December 31, 2021. This reclassification had no impact on total assets and total liabilities and had no impact on loss from operations or net loss. The Company believes this reclassification is preferable because it enhances the comparability of its Unaudited Condensed Consolidated Financial Statements with those of many of its industry peers.

Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 on January 1, 2022 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2022 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
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

3. Inventory
Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Raw materials	$399	$145
Work-in-process	173	173
Finished goods	104	69
Packaging	682	467
Consignment	—	163
Inventory allowance	(95)	(95)
Total inventory, net	$1,263	$922

4. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Greenhouse facility	$11,033	$10,194
Equipment	4,986	3,683
Land	3,991	4,122
Leasehold improvements	3,947	3,947
Construction-in-progress	21,549	16,375
Less: Accumulated depreciation	(1,512)	(971)
Property and equipment, net	$43,994	$37,350

Depreciation expense related to property and equipment was $541 thousand and $124 thousand for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued construction expenses	$135	$11,192
Accrued insurance	1,825	2,582
Accrued payroll	273	792
Accrued agriculture expenses	294	461
Accrued legal fees	3,448	273
Accrued other	746	720
Total accrued liabilities	$6,721	$16,020
6. Debt
Debt consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Subordinated Facility	$16,293	$16,293
Unamortized deferred financing costs, Cargill Credit Agreements	(5,183)	(5,094)
Total debt	$11,110	$11,199

Agreements with Cargill Financial

In September 2021, the Company and Cargill Financial entered into (a) a credit agreement (the "Original Senior Credit Agreement") for an up to $150,000 thousand multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Original Subordinated Credit Agreement" and, together with the Original Senior Credit Agreement, the "Original Credit Agreements") for an up to $50,000 thousand multiple-advance subordinated term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Original Facilities"). On March 14, 2022, the Company and Cargill Financial amended the Original Credit Agreements and the Original Facilities, as described in Note 13, Subsequent Events.
The interest rate on the Subordinated Facility is 10.5% per annum, with accrued interest on the agreement paid quarterly in arrears on the last business day of each calendar quarter, commencing the last business day of the calendar quarter ending December 31, 2022, and on the maturity date September 3, 2028. A total of $16,293 thousand was outstanding on the Subordinated Facility as of March 31, 2022 and December 31, 2021.

The interest rate on the Senior Facility is equal to LIBOR plus the Applicable Margin (which varies between 5.5% to 6.5% depending on the Senior Facility net leverage ratio). The maturity date of the Senior Facility will be on September 3, 2028. There were no amounts outstanding on this loan as of March 31, 2022 and December 31, 2021.
As part of the Original Credit Agreements, the Company is required to have an Interest Reserve Account. The Original Credit Agreements also require the Company to be in compliance with certain financial covenants, including specified debt coverage, net leverage, and interest coverage ratios. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. In accordance with the Original Credit Agreements, budgets and timelines for CEA facilities also have to be approved by Cargill Financial and the Company is required to report ongoing CEA facility construction costs. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company, including its intellectual property.
The Original Credit Agreements have an unused revolving line commitment fee in an amount of 125 basis points per annum of the unused portion of the Original Credit Agreements.
The Company was in compliance with all applicable covenants as of March 31, 2022.
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	March 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds, included in cash and cash equivalents	$71,943	$—	$—
Total	$71,943	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds, included in cash and cash equivalents	$96,661	$—	$—
Total	$96,661	$—	$—

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

As of March 31, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values.

As of March 31, 2022 and December 31, 2021, the Company had no transfers between levels of the fair value hierarchy of its liabilities measured at fair value.

8. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for three months ended March 31, 2022 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested at December 31, 2021	5,479,451	$1.80
Vested	(208,682)	$2.66
Unvested at March 31, 2022	5,270,769	$1.84

The total expense of RSAs for the three months ended March 31, 2022 was $917 thousand. As of March 31, 2022, the total compensation cost related to unvested RSAs not yet recognized is $5,302 thousand. Expense for unvested RSAs not yet recognized is expected to be recognized over a weighted average period of 2.16 years.

Restricted Stock Units

A summary of the change in control restricted stock units ("RSUs") activity for the three months ended March 31, 2022 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested at December 31, 2021	2,395,789	$9.73
Granted	7,321,188	$5.67
Forfeited	(49,697)	$(9.97)
Vested	(123,884)	$(9.83)
Unvested and outstanding at March 31, 2022	9,543,396	$6.61

The total expense value of RSUs for the three months ended March 31, 2022 was $10,096 thousand. There was no expense for RSUs for the three months ended March 31, 2021. As of March 31, 2022, the total compensation cost related to unvested RSUs not yet recognized is $51,525 thousand. Expense for unvested RSUs not yet recognized is expected to be recognized over a weighted average period of 2.56 years.
9. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

On March 31, 2022, the Company had approximately $54,600 thousand of U.S. federal and state net operating losses. On December 31, 2021, the Company had approximately $41,800 thousand of federal and state net operating losses. These net operating loss carryforwards can be carried forward by the Company indefinitely.

10. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company’s unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Diluted net loss per common share adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the three months ended March 31, 2022 and 2021, no instrument was determined to have a dilutive effect.

Net loss per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization. Subsequent to the Business Combination, net loss per share was calculated based on weighted average number of shares of common stock then outstanding.

The following table sets forth the computation of the Company’s net loss per share attributable to stockholders:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2022	2021
Net loss	$(25,772)	$(9,398)
Weighted average common stock outstanding, basic and diluted	81,009,268	49,131,554
Net loss per common share, basic and diluted	$(0.32)	$(0.19)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
CIC Restricted Stock	5,395,590	9,679,209
Convertible Notes	—	3,095
Warrants	11,539,306	6,650
11. Commitments and Contingencies
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

Non-Cancelable Purchase Commitments

As of March 31, 2022, the Company had the following non-cancelable purchase commitments, primarily related to software products and services used to facilitate the Company’s operations at the enterprise level.

Purchase Commitments
(in thousands)
Remainder of 2022	$357
2023	402
2024	204
Total lease payments	$963

The Company currently maintains operating leases for both buildings and equipment under short-term lease arrangements. As of March 31, 2022, the maturities of lease liabilities under non-cancelable operating leases were as follows:

Operating Leases
(in thousands)
Remainder of 2022	$99
2023	96
2024	90
Total lease payments	$285

12. Related Party Transactions
BrightMark Partners LLC Management Services Agreement

In August 2018, the Company entered into an agreement with BrightMark Partners LLC ("BrightMark"), a related party, for certain management services including management, business, operational, strategic, and advisory services. Under the agreement, management services were to be provided for an initial term of three years that automatically renewed for an additional one-year term. As consideration for the management services, the Company paid $40 thousand, including costs and expenses incurred by BrightMark on behalf of Local Bounti, as reasonably determined by both parties on a monthly basis. In March 2021, the Company and BrightMark terminated the management services agreement.

The Company incurred management fees $120 thousand for the three months ended March 31, 2021. No management fees were incurred for three months ended March 31, 2022.

McLeod Property HM LLC Commercial Lease

In June 2021, the Company entered into a commercial lease agreement with McLeod Property HM LLC ("McLeod"), a related party. The lease had a one-year term commencing on June 15, 2021 and ending June 14, 2022 or upon lease termination. The lease was terminated on March 15, 2022. The monthly rent was $3,250 per month.

"Accrued liabilities, related party" primarily represents amounts owed to BrightMark and McLeod related to the management services and commercial lease agreement, respectively, and were $26 thousand and $8 thousand as of March 31, 2022 and December 31, 2021, respectively.
13. Subsequent Events

The Company has evaluated subsequent events from the Unaudited Condensed Consolidated Balance Sheet date through the date the Unaudited Condensed Consolidated Financial Statements were issued.

On March 14, 2022, the Company entered into a definitive agreement to acquire Pete's, for total consideration of $122.5 million, subject to customary adjustments. On April 4, 2022, Company completed the Pete's Acquisition pursuant to the terms and conditions of the purchase agreements. Pursuant to the purchase agreements, Pete’s and its subsidiaries became indirect wholly owned subsidiaries of the Company.

Consideration paid by Local Bounti in connection with the Pete's Acquisition consisted of $92.5 million in cash and 5,654,000 shares of Local Bounti common stock, which had an original consideration, at the time of signing, of $30.0 million and a fair value of $50.9 million as of the date of the Pete's Acquisition. The final amount of consideration for the Pete's Acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities.

Also, on April 4, 2022, in connection with consummating the transactions contemplated by the purchase agreements, Pete’s acquired the properties previously being leased by Pete’s from STORE Master Funding XVIII, LLC ("STORE") pursuant to certain sale-leaseback agreements between Pete’s and STORE for an aggregate purchase price of $25.8 million in cash (the “Property Acquisition”) and will be accounted for by the Company as an asset acquisition.

On March 14, 2022, Local Bounti and Local Bounti Operating Company, along with certain subsidiaries of the Company, entered into a First Amendment to Credit Agreements and Subordination Agreement (the "Amendment") to amend the Original Credit Agreements and the Original Facilities (as amended, the "Amended Facilities"). On April 4, 2022 in connection with closing of the Pete's Acquisition, (a) the Pete’s Acquisition was funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities was reduced to $170.0 million which is anticipated to be the amount necessary to fund the Pete’s Acquisition, the Property Acquisition, the updating of the facilities to be acquired in the Pete’s Acquisition with the Company’s Stack & Flow Technology™ and certain expansion at one Pete's facility, (c) the minimum liquidity covenant was reduced from $30 million to $20 million (inclusive of existing restricted cash on the Condensed Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility increased by 2%, among other matters. Pursuant to the Amendment, in connection with the Closing, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of Common Stock to Cargill Financial.

There have been no other events or transactions that occurred subsequent to March 31, 2022 that require recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements, including the Notes to those statements, included elsewhere in this Quarterly Report on Form 10-Q, and the section entitled "Cautionary Note Regarding Forward-Looking Statements." As discussed in more detail in the section entitled "Cautionary Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.
Overview

Local Bounti was founded in August 2018 and is headquartered in Hamilton, Montana. Local Bounti is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. Local Bounti’s vision is to deliver the freshest, locally grown produce over the fewest food miles possible. Local Bounti is a CEA company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical farming and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through its CEA process, it is our goal to produce our products in an environmentally sustainable manner that will increase harvest efficiency, limit water usage and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and the Local Bounti products are non-GMO and use significantly less pesticides and herbicides than traditional farming operations. Our products use 90% less water and 90% less land than conventional agriculture to produce. Our first CEA facility in Hamilton, Montana commenced construction in 2019 and reached full commercial operation by the second half of 2020. We completed an increase to the capacity of the Montana Facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021, which is now operational, and was fully commissioned in the fourth quarter of 2021. On April 4, 2022, we acquired Pete’s, as discussed in more detail below.

We derive the majority of our revenue from the sale of produce. We grow and package fresh greens that are sold into existing markets and channels such as food retailers and food service distributors from our Montana Facility. Sales are recognized at a point in time when control of the goods is transferred to the customer.

We intend to increase our production capacity and expand our reach to new markets, new geographies, and new customers through either the building of new facilities or through the acquisition of existing greenhouse facilities which we will update with our Stack & Flow Technology™. Whether to build new facilities or acquire existing facilities is determined through ongoing buy versus build analyses performed by management. We also expect to expand our product offering to new varieties of fresh greens, herbs, and other produce. We periodically offer sales incentives to our customers, including temporary price reductions. We anticipate that these promotional activities could impact sales and that changes in such activities could impact period-over-period results. Sales may also vary from period to period depending on the purchase orders we receive, the volume and mix of products sold and the channels through which our products are sold.

Following the closing of the Pete’s acquisition, the Company has advanced its activity at the Pasco, Washington facility. The site is being redesigned to further optimize operational synergies, drive best in class unit economics, and to account for synergies with Pete’s growing systems to meet demand across the combined product portfolio.

Recent Developments

Pete's Acquisition

On April 4, 2022, we acquired California-based complementary indoor farming company Pete’s. Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two operating facilities in California and one under construction in Georgia which is scheduled to begin operations in the second quarter of 2022. Pete’s has distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, as well as Whole Foods and AmazonFresh. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80 percent share of the CEA market within the Western U.S. – as well as packaged salad and cress. Pete’s has been in operation for over 50 years while focusing the last 25 years in leafy greens, has long-standing relationships with the majority of its customers, and has a demonstrated track record of generating positive EBITDA.

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

More information on our key environmental, social and governance ("ESG") programs, goals and commitments, and key metrics can be found in our 2021 sustainability report, which is available on our website at localbounti.com/sustainability.

While we believe all of our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

Factors Affecting Our Financial Condition and Results of Operations

We expect to expend substantial resources as we:

•integrate Pete's operations into our business;

•build out the Pasco facility and invest in additional CEA facilities in the future;

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change
	(in thousands)
Sales	$282	$57	225
Cost of goods sold	234	45	189
Gross profit	48	12	36
Operating expenses:
Research and development	1,948	432	1,516
Selling, general and administrative	22,259	8,294	13,965
Total operating expenses	24,207	8,726	15,481
Loss from operations	(24,159)	(8,714)	(15,445)
Other income (expense):
Management fee income	30	20	10
Convertible Notes fair value adjustment	—	(299)	299
Interest expense, net	(1,643)	(405)	(1,238)
Net loss	$(25,772)	$(9,398)	(16,374)

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

Sales of Produce

We derive the majority of our revenue from the sales of produce. Sales of produce increased by $225 thousand to $282 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to increased commercial production of fresh greens at the Montana Facility resulting in our produce being sold in more than 500 retail locations as of March 31, 2022 as compared to 80 retail locations as of March 31, 2021.

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

Cost of goods sold increased by $189 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to increased sales during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, including salaries and related benefits, in addition to related overhead (including depreciation, utilities and other related allocated expenses), as well as supplies and services related to the development of our growing process. Our research and development efforts are focused on the development of our processes utilizing our CEA facility, increasing production yields, and developing new SKUs. Due to our ongoing research and development, we are generating approximately 26 crop turns annually for our commercial loose-leaf lettuce, which compares to approximately 17 to 22 turns annually as of December 31, 2021. We expect, over time, that research and development will decrease as a percentage of sales, as a result of the establishment of our growing process.

Research and development costs increased by $1,516 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to increased investment in research and development as we continue to expand our product offering and refine our growing process. We incurred costs for research and development including production, harvesting, post-harvest packaging, as well as production surplus costs related to the development of our production process.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of expenses for stock-based compensation, salaries, professional services, human resources and recruiting, and marketing and advertising, among others. We expect selling, general and administrative expenses to increase for the foreseeable future as we increase the number of employees to support the growth of our business, and as a result of operating as a public company, including additional costs and expenses associated with compliance with Securities and Exchange Commission (the "SEC") rules, legal, audit, insurance, investor relations, and other administrative and professional services.

Selling, general, and administrative expenses increased by $13,965 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to a $6,071 thousand increase in stock-based compensation expense driven by the vesting of stock awards and additional stock awards granted during the three months ended March 31, 2022, a $3,901 thousand increase in transaction costs due to the acquisition of Pete's, a $3,060 thousand increase in salaries and wages due to increased headcount from Company growth and to support operations as a public company, and a $466 thousand increase in legal and other professional fees.

Management Fee Income

Management fee income relates to the management fee we receive for managing the Montana Facility and performing maintenance under a related party property maintenance and management services agreement with Grow Bitterroot, which commenced in June 2020. Management fee income increased by $10 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Convertible Notes Fair Value Adjustment

During 2021, we entered into a series of identical convertible long-term notes with various parties with a face value of $26,050 thousand and bears interest at 8% with a maturity date of February 8, 2023 (the "Convertible Notes"). All Convertible Notes were converted into shares of common stock in connection with the Business Combination on November 19, 2021.

We measure Convertible Notes at fair value based on significant inputs not observable in the market, resulting in these Convertible Notes being classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of Convertible Notes relate to updated assumptions and estimates are recognized as a Convertible Notes fair value adjustment within the results of operations. Convertible Notes fair value adjustment was $299 thousand for the three months ended March 31, 2021. As all the Convertible Notes were converted into shares of common stock in connection with the Business Combination on November 19, 2021, there was no fair value adjustment for the three months ended March 31, 2022.

Interest Expense, net

Interest expense consists primarily of interest expense related to the loans with Cargill Financial, interest recognized per the terms of our various financing obligations related to the Montana Facility, and the Convertible Notes. Interest expense, net increased by $1,238 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase is primarily due to an increase of $1,079 thousand for interest, unused commitment fee, and loan origination fee amortization expense related to debt with Cargill Financial and a $230 thousand increase in interest expense from the financing element of our sale leaseback with Grow Bitterroot. The increase in interest expense was partially offset by a decrease in interest expense of $85 thousand for interest expense related to our Convertible Notes as they were all converted into shares of common stock in connection with the Business Combination on November 19, 2021.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $76,390 thousand and $101,077 thousand as of March 31, 2022 and December 31, 2021, respectively. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, loans with Cargill Financial, and revenue from the sales of our produce. We incurred losses and generated negative cash flows from operations since our inception in 2018. At March 31, 2022, we had an accumulated deficit of $94,014 thousand.

The CEA business is capital-intensive. Expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, the construction of our facilities, and acquisition of existing greenhouse facilities. In addition, other costs may arise due to our scaling and growing process, and the continued development of additional properties for CEA facilities. Other unanticipated costs may arise due to the unique nature of the high-tech CEA facilities, and the purchase and development of additional properties for future facilities. We also expect to expend significant resources as we invest in CEA technology, develop value-added products and pursue other strategic investments in the CEA industry.

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

In September 2021, we entered into the Subordinated Facility with Cargill Financial, for up to $50,000 thousand. The interest rate on the Subordinated Facility is 10.5% per annum, with accrued interest paid quarterly in arrears on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending December 31, 2022, and on the maturity date. A total of $16,293 thousand was outstanding on the Subordinated Facility as of March 31, 2022. The Subordinated Facility is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

In September 2021, we also entered into the Senior Facility with Cargill Financial whereby Cargill Financial agreed to make advances to the Company of up to $150,000 thousand. The interest rate on the Senior Facility will be equal to the LIBOR plus an Applicable Margin (which varies between 5.5% to 6.5% depending on the Senior Facility net leverage ratio). The Senior Facility became available upon the completion of the Business Combination. As of March 31, 2022, no amounts had been drawn on the Senior Facility.

On March 14, 2022, Local Bounti and Local Bounti Operating Company, along with certain subsidiaries of the Company, entered into the Amendment to amend the Original Credit Agreements and the Original Facilities. On April 4, 2022 in connection with closing of the Pete's Acquisition, (a) the Pete’s Acquisition was funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities was reduced to $170.0 million which is anticipated to be the amount necessary to fund the Pete’s Acquisition, the Property Acquisition, the updating of the facilities to be acquired in the Pete’s Acquisition with the Company’s Stack & Flow Technology™ and certain expansion at one Pete's facility, (c) the minimum liquidity covenant was reduced from $30 million to $20 million (inclusive of existing restricted cash on the Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility increased by 2%, among other matters. Pursuant to the Amendment, in connection with the Closing, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of Common Stock to Cargill Financial.

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Three Months Ended March 31,
	(in thousands)
	2022	2021
Net cash used in operating activities	$(10,085)	$(3,223)
Net cash used in investing activities	(14,673)	(1,070)
Net cash provided by financing activities	71	21,604
Cash and cash equivalents and restricted cash at beginning of period	101,077	45
Cash and cash equivalents and restricted cash at end of period	$76,390	$17,356

Net Cash Used In Operating Activities

Net cash used in operating activities was $10,085 thousand for the three months ended March 31, 2022 due to a net loss of $25,772 thousand. This was partially offset by non-cash activities of $11,013 thousand in stock-based compensation expense and $541 thousand in depreciation expense. Additional offset was also due to $3,716 thousand net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $3,223 thousand for the three months ended March 31, 2021 due to a net loss of $9,398 thousand, partially offset by non-cash activities of $4,942 thousand in stock-based compensation expense, $299 thousand in fair value adjustments to the Convertible Notes, and $124 thousand in depreciation expense. Additional offset was also due to $843 thousand net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $14,673 thousand for the three months ended March 31, 2022, due primarily to purchases of equipment and other items for the Pasco and the Montana CEA facility.

Net cash used in investing activities was $1,070 thousand for the three months ended March 31, 2021, due to purchases of property and equipment for the Montana Facility.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $71 thousand for the three months ended March 31, 2022, comprised of $71 thousand of net proceeds from financing obligations related to the sale leaseback transaction with Grow Bitterroot for the Montana Facility.

Net cash provided by financing activities was $21,604 thousand for the three months ended March 31, 2021, due to proceeds of $10,700 thousand from the issuance of Convertible Notes, proceeds of $10,388 thousand from the issuance of debt, and proceeds of $1,066 thousand from financing obligations related to the sale leaseback transaction with Grow Bitterroot for the Montana Facility. This increase was partially offset by a $550 thousand cash repayment of debt.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies and estimates from those described under “Critical Accounting Policies and Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2 of the Unaudited Condensed Consolidated Financial Statements, which is incorporated into this Item 2 by reference thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

Borrowings under the Senior Facility bears interest based on LIBOR plus the Applicable Margin (which varies between 5.5% to 6.5% depending on the Senior Facility net leverage ratio). As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under the Senior Facility as of March 31, 2022. We do not currently hedge against interest rate risk.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to the continuing material weakness in internal control over financial reporting related to the lack of adequate finance and accounting personnel as disclosed in "Part II. Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Remediation Plan

Management is continuing to implement the remediation plan as disclosed in "Part II. Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021, to ensure that the deficiency contributing to the material weakness is remediated such that this control will operate effectively.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until management has concluded, through testing, that controls are designed effectively.
Changes in Internal Control over Financial Reporting

Other than as described above, no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings, if any, in which the Company is involved.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

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

•The liabilities, risks and costs associated with the Pete’s Acquisition and the integration of Pete’s operations with our own operations may detract from our core CEA operations.

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

•Local Bounti may acquire additional greenhouses or other indoor farming operations, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate additional acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

•Local Bounti currently relies on a limited number of facilities for its operations.

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

•The effects of COVID-19,including the impact of new variants, and other potential future public health crises, epidemics, pandemics or similar events on Local Bounti’s business, operating results and cash flows are uncertain.

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

•Local Bounti’s ability to use net operating loss carryforwards (“NOLs”) and certain other tax attributes may be limited.

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

•Local Bounti has an agreement with Cargill Financial for a $170 million term loan credit facility. The credit facility is secured by all of the Company’s assets, including its intellectual property. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all Local Bounti assets, and securities in the Company could be rendered worthless.

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

Local Bounti has only recently started to generate revenue and given that it has limited operating history, Local Bounti’s ability to continue to generate revenue is uncertain. Local Bounti believes it will continue to incur net losses for the foreseeable future as it continues its facility expansion and commercial sales of its products. Local Bounti expects to expend substantial resources as it:

•operates its existing facilities;

•completes the construction of other facilities for which building has commenced or is expected to commence in the near term;

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

Local Bounti currently relies on a limited number of facilities for its operations.

Local Bounti has three operating facilities in Montana and California, has a fourth facility under construction in Georgia, and has advanced its activity toward a facility in Washington. Adverse changes or developments affecting Local Bounti’s facilities could impair Local Bounti’s ability to produce its products. Any shutdown or period of reduced production, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond Local Bounti’s control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt Local Bounti’s ability to grow and deliver its produce in a timely manner, meet its contractual obligations and operate its business. Local Bounti’s greenhouse equipment is costly to replace or repair, and its equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of Local Bounti’s machinery were damaged, Local Bounti would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alterative machinery, which could adversely affect Local Bounti’s business, financial condition and operating results.

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

The costs to procure such materials and services to build new facilities may fluctuate widely based on the impact of numerous factors beyond Local Bounti’s control including, international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods.COVID-19, including new variants such as “Delta” and “Omicron,” continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, which are creating disruption in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services required for Local Bounti to construct and commission new facilities, which may lead to increased costs or delays that could materially and adversely affect Local Bounti’s business.

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

•Food Safety and Quality Assurance. Local Bounti is subject to food and safety standards set forth by its own internal practices and by regulatory authorities, including the USDA as Harmonized Good Agricultural Practices (GAP Plus+). The Company is also subject to FDA requirements, including requirements being implemented pursuant to the Food Safety Modernization Act (“FSMA”). Local Bounti’s ability to operate facilities reliably may be interrupted for some period of time, or permanently, by any widespread food safety or quality issues involving loose leaf lettuce or other fresh produce, even if not involving Local Bounti’s facilities or products at all. Such events could erode consumer confidence in and demand for Local Bounti’s products, which could impact its ability to operate facilities reliably, and could generally cause serious adverse effects to Local Bounti’s business and financial condition.

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

We may acquire greenhouses or other indoor farming operations, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of greenhouses or other indoor farming operations, and other assets in the future. We also may enter into relationships with other businesses to expand our business.

Any acquisition or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, distribution channels, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their facilities are not easily adapted to work with our technology, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers’ experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

•issue additional equity securities that would dilute our existing stockholders;

•use cash that we may need in the future to operate our business;

•encounter difficulties retaining key employees of the acquired company or integrating diverse facility operations or business cultures;

•incur large charges or substantial liabilities;

•incur additional debt on terms unfavorable to us or that we are unable to repay;

•divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country; and/or

•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

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

In addition, efforts by labor unions to organize Local Bounti’s employees could divert management attention away from regular day-to-day operations and increase its operating expenses. Labor unions may make attempts to organize Local Bounti’s non-unionized employees. Local Bounti is not aware of any activities relating to union organizations at its current facilities, but it cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of any collective bargaining. If Local Bounti is unable to negotiate acceptable collective bargaining agreements, it may have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any work stoppage, Local Bounti’s operating expenses could increase significantly, which could negatively impact its financial condition, results of operations and cash flows.

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
While Local Bounti has been able to continuously operate through the COVID-19 pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact Local Bounti’s business, financial condition and cash flows. Although Local Bounti’s business is considered an “essential business,” the COVID-19 pandemic could result in labor shortages, which could result in Local Bounti’s inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of Local Bounti’s suppliers, distributors, transportation or logistics providers may negatively affect its costs of operation and supply chain. If the disruptions caused by COVID-19, including decreased availability of labor, continue for an extended period, Local Bounti’s ability to meet the demands of distributors and customers may be materially impacted.

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

The extent of COVID-19’s effect on Local Bounti’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence and spread of new variants of the virus, including the “Delta” and “Omicron” variants, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, the efficacy of vaccines against the virus and evolving strains or variants of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on Local Bounti’s business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact Local Bounti’s business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Local Bounti’s Consolidated Financial Statements and related Notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (the “Annual Report”). Local Bounti bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of this Quarterly Report on Form 10-Q and the Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Local Bounti’s results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause the Company’s results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of its common stock.

Local Bounti will incur increased costs as a result of operating as a public company, and its management will devote substantial time to new compliance initiatives.

Local Bounti will incur significant legal, accounting and other expenses that it did not incur as a private company, and these expenses may further increase if Local Bounti ceases being an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”). As a public company, Local Bounti is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the New York Stock Exchange (“NYSE”). Local Bounti’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, Local Bounti expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may increase Local Bounti’s net loss. For example, Local Bounti expects these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and it may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. Local Bounti cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Local Bounti to attract and retain qualified persons to serve on its Board of Directors (the “Board”) and Board committees or as executive officers.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its Consolidated Financial Statements in the Annual Report that could not be prevented or detected on a timely basis.

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

If not remediated, these material weaknesses could result in material misstatements to the Company’s annual or interim Consolidated Financial Statements in the Annual Report that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Local Bounti is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Local Bounti’s financial reports, the market price of the Common Stock could be adversely affected and the Company could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Local Bounti’s ability to use NOL carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, Local Bounti had approximately $41.8 million of U.S. federal and state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards can be carried forward by the Company indefinitely. It is possible that Local Bounti will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by ”5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

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

Local Bounti owns patents, trademarks and other proprietary rights that are important to its business, including Local Bounti’s principal trademarks, “Local Bounti®,” “Stack & Flow TechnologyTM,” and “Farm of the FutureTM.” Local Bounti’s trademarks are valuable assets that reinforce the distinctiveness of its brand to consumers, and Local Bounti’s operations utilize intellectual property that is patented. Local Bounti believes that the protection of its patents, trademarks, copyrights and domain names is important to its success. Local Bounti has also invested a significant amount of money in establishing and promoting its trademarked brand. A patent for our Stack & Flow TechnologyTM was submitted in August 2020. Additional patents protecting additional features of our growing technology were submitted later in 2021. Local Bounti also relies on unpatented proprietary expertise and copyright protection to develop and maintain its competitive position. Local Bounti’s continued success depends, to a significant degree, upon its ability to protect and preserve its intellectual property, including patents, trademarks and copyrights.

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

Local Bounti uses or plans to use computers, software and technology in substantially all aspects of its business operations. Local Bounti’s employees also use or plan to use mobile devices, social networking and other online activities to connect with crew members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic and potentially with the war in Ukraine. Local Bounti’s business involves sensitive information and intellectual property, including know-how, private information about crew members and financial and strategic information about the Company and its business partners. Additionally, the environmental controls systems (which control temperature, water, humidity and other systems) for our current facilities, and expected for future facilities, could be subject to such cybersecurity risks and incursions, which could result in loss of entire crops in a short amount of time. The loss of crops as the result of such an incident would materially adversely affect our business, financial condition and results of operations.

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

We have devoted significant capital resources into the Pete’s Acquisition, and we may not realize the benefit of our investment due to difficulties we may experience in integrating Pete’s operations with our own. These difficulties may result from, among other sources, the following: additional accounting and operational expenses; employee turnover; changing market conditions affecting demand for leafy greens; inaccuracies in the information obtained while making assumptions relating to the Pete’s Acquisition; delays in the completion of ongoing projects, the build-out of Pete’s facility in Georgia (the “Georgia Facility”) and incorporating our Stack & Flow Technology™ or any other Local Bounti technology into Pete’s California facilities; and integration risks associated with the employees and management teams of both companies.

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

Further, though we have devoted significant resources to our diligence investigation of Pete’s, we can give no assurances that we have identified all potential risks and liabilities associated with its operations, or that we will be able to adequately respond to those risks and liabilities we did identify. If these risks and liabilities occur—or if unanticipated risks and liabilities arise, and we are unable to adequately respond to them—we may experience significant delays in integrating Pete’s operations into our own, if we are successful at all. If we are unable to integrate Pete’s, we will not realize the anticipated benefits of the Pete’s Acquisition, which may have a material and adverse effect on our business, results of operations, and financial condition, as well as on the trading price of shares of our common stock.

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

The greenhouse facilities acquired in the Pete’s Acquisition use fertilizers, pesticides, herbicides and other substances, some of which may potentially be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our facilities and operations, including the application, release, disposal and use of such potentially hazardous or toxic substances that could threaten public health or the environment. Environmental laws, ordinances and regulations can vary greatly according to a site’s location, former or present uses and other environmental-related factors. The Company could be adversely impacted by a decision, judgment or order issued by a governmental or regulatory agency that significantly restricts the use of any fertilizers, pesticides, herbicides and other substances that have been traditionally used in the cultivation of one of our products. Under the federal Insecticide, Fungicide and Rodenticide Act, as amended, the Food, Drug and Cosmetic Act, as amended, and the Food Quality Protection Act of 1996, as amended, the U.S. Environmental Protection Agency is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. Such legislation, laws and regulatory current and future actions regarding the availability and use of such substances could adversely affect the Company’s production, business and financial condition. The Company also faces potential environmental liabilities by virtue of its current and prior ownership or leasing of real property, including the greenhouse facilities acquired in the Pete’s Acquisition, some of which have used herbicides, pesticides or fertilizers. Under such laws, ordinances and regulations, the Company may be deemed responsible for the removal, disposal, cleaning or remediation of hazardous or toxic substances in, under or upon real property on which our facilities and operations are located. These laws, ordinance and regulations could impose liabilities without regard to whether the Company knew or were aware of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, misuse of or failure to properly apply, release, use, clean or remediate such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and could subject Local Bounti to criminal or civil enforcement actions, including significant monetary penalties, fines or clean-up costs.

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

The use of herbicides, pesticides and other potentially hazardous substances in Pete’s operations acquired in the Pete’s Acquisition may lead to environmental damage and result in increased costs to us.

Certain of the greenhouse facilities acquired in the Pete’s Acquisition use herbicides, pesticides and other potentially hazardous substances in the operation of its business, and the Company will need to continue the operations at such facilities for some period of time until fully integrated and retrofitted with the Company’s technologies. The Company may have to pay for the costs or damages associated with the improper application, accidental release or use or misuse of such substances. The Company’s insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to the Company. In such cases, payment of such costs or damages could have a material adverse effect on the Company’s business, results of operations and financial condition.

We may encounter increased costs for accounting and internal controls over financial reporting as a result of the Pete’s Acquisition.

While we anticipate complying with the requirements associated internal control over financial reporting, following the Pete’s Acquisition, we may be required to expend greater resources in completing this conversion than anticipated.

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

Following the Pete’s Acquisition, the Company’s currently operating facilities and other real property are concentrated entirely in Montana, California and Georgia.

Following the Pete’s Acquisition, all of the Company’s currently operating facilities and other real property will be located in Montana, California and Georgia, and the Company’s business are especially sensitive to the economic conditions within California. Any adverse change in the economic climate of Montana, California, Georgia or regions of those states, and any adverse change in the political or regulatory climate of those states or counties where the Company’s facilities or property are located in those states, could adversely affect the Company’s strategic growth and development activities. Moreover, the Company’s ability to use, sell or lease any of its facilities or real property could decline as a result of weak economic conditions or restrictive laws or regulations in Montana, California or Georgia or any areas therein.

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

California experienced below-average precipitation in the 2020-2021 rainfall season and above-average precipitation in the first three months of the current rainfall season as of December 31, 2021. According to the U.S. Drought Monitor, California experienced severe drought conditions as of December 31, 2021. As an example, though not directly impacting facilities acquired in the Pete’s Acquisition, in October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, oversee and determine the allocation of water amounts to Salinas Valley farmers, and such allocations could be decreased in the future. We will continue to assess the impact similar reductions may have on the California facilities acquired in the Pete’s Acquisition, including as the applicable water districts with oversight of such facilities continues to implement allocation measures and restrictions.

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

•Safety and Quality Concerns. Media coverage regarding the safety or quality of, or diet or health issues relating to, Local Bounti’s products or the processes involved in their production, may damage consumer confidence in Local Bounti products. For example, manufacturers and regulatory authorities have issued recalls of loose leaf lettuce in the past due to issues such as salmonella contamination. Any widespread safety or quality issues of loose leaf lettuce or other fresh vegetables and herbs - even if not involving Local Bounti - could adversely affect consumer confidence in and demand for such loose leaf lettuce. Further, CEA is a relatively small, new industry, and a food safety incident involving an indoor farming producer other than Local Bounti, including direct competitors, may adversely affect consumer perception of or demand for Local Bounti’s products.

•Consumer Income. A general decline in the consumption of Local Bounti products could occur at any time as a result of change in consumer spending habits, including an inability to purchase Local Bounti products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic, rising inflation and the war in Ukraine.

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

Local Bounti’s operations are, or will be, subject to extensive regulation by the USDA, the FDA and other federal, state and local authorities. Specifically, Local Bounti is or will be subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the growing, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow and pack, food products comply with a range of requirements, including standards for the growing, harvesting, packing and holding of produce. Our facilities are subject to periodic inspection by federal, state and local authorities. If Local Bounti cannot successfully grow products that conform to its specifications and the strict regulatory requirements of the USDA, the FDA or other federal applicable regulations, Local Bounti may be subject to adverse inspectional findings or enforcement actions, which could materially impact Local Bounti’s ability to market its products, or could result in a recall of Local Bounti products that have already been distributed. While Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance will all such regulations. If the USDA, the FDA (under the FSMA) or a comparable regulatory authority determines that Local Bounti has not complied with the applicable regulatory requirements, Local Bounti’s business may be materially impacted.

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

Risks Related to Local Bounti’s Term Loan Facility

Local Bounti has entered into agreements with Cargill Financial for a term loan credit facility. The credit facility is secured by all of the Company’s assets, including its intellectual property. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all Local Bounti assets, and securities in the Company could be rendered worthless.

Local Bounti entered into agreements for a credit facility in September 2021 with Cargill Financial and entered into an amendment to such facility which became effective upon the closing of the Pete’s Acquisition. The credit facility is secured by all of the Company’s assets, including its intellectual property. Additionally, the definitive documentation states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti’s business, financial condition and results of operations. The pledge of these assets and other restrictions may also limit Local Bounti’s flexibility in raising capital for other purposes. Because all of Local Bounti’s assets are pledged under the credit facility, Local Bounti’s ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti’s financial flexibility. Refer to Note 7, Debt, of the Consolidated Financial Statements in the Annual Report for more information about the credit facility.

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

Our Certificate of Incorporation and Bylaws afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Local Bounti is also subject to Section 203 of the Delaware General Corporation Law (“DGCL”) and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for the common stock.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net NOLs to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period. If Local Bounti has experienced an ownership change at any time since its incorporation, Local Bounti may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Local Bounti’s stock ownership, which may be outside of Local Bounti’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Local Bounti’s use of accumulated state tax attributes. As a result, even if Local Bounti earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Local Bounti.

Local Bounti received a loan as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Local Bounti’s application for such loan could in the future be determined to have been impermissible which could adversely impact its business and reputation.

On April 15, 2020, Local Bounti received a Small Business Administration (“SBA”) loan in the amount of $104 thousand with fixed interest of 1% per annum as part of the CARES Act (the “PPP Loan”). Although under the CARES Act Local Bounti may be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, provided that it retains a certain number of employees and maintains compensation within certain regulatory parameters of the PPP, Local Bounti repaid the PPP Loan in full in June 2021.

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

In addition, we may redeem your warrants after they become exercisable for a number of shares of common stock determined based on the redemption date and the fair market value of the common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the common stock had your warrants remained outstanding.

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

•reduced liquidity for our securities;

•a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the common stock and public warrants are listed on the NYSE, the common stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

In connection with the completion of the Business Combination, we entered into an Amended and Restated Registration Rights Agreement with certain persons and entities holding securities of the Company prior to the Closing (the “Initial Holders”), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to certain shares of common stock held by the Initial Holders and their respective permitted transferees, in addition to the warrants originally issued in a private placement to our Initial Holders in connection with the Company’s initial public offering and the up to 5.33 million shares of our common stock issuable upon the exercise of the private placement warrants. We also registered for resale the 15 million shares of our common stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Business Combination and the 5.5 million shares of common stock issuable upon exercise of our publicly held warrants to purchase shares of common stock. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was originally declared effective on December 23, 2021, to register the resale of up to 83.5 million shares of our common stock, including 15 million PIPE shares and 5.33 million shares of common stock issuable upon exercise of our outstanding publicly held warrants. Shares of common stock sold under such registration statement can be freely sold in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

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

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 2, 2026, the fifth anniversary of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.
Item 6. Exhibits

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

3.2
Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Co-Chief Executive Officer
Date: May 12, 2022
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: May 12, 2022
(Principal Financial Officer)

/s/ Daniel Martinelli
Name: Daniel Martinelli
Title: Chief Accounting Officer
Date: May 12, 2022
(Principal Accounting Officer)