Form 10-Q
period 2022-06-30
Local Bounti Corporation/DE
filed 2022-08-15
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-40125		98-1584830
(State or other jurisdiction of incorporation or organization)	(Commission File Number)		(I.R.S Employer Identification No.)
400 W. Main St.	Hamilton	MT	59840
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 640-4016

220 W. Main St.	Hamilton	MT	59840
(Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange
Warrants, each exercisable for one share of Common Stock for $11.50 per share	LOCL WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of Local Bounti Corporation’s common stock was 94,207,910 at August 8, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as "expect," "will," "continue," "believe," "estimate," "aim," "project," "intend," "should," "is to be," or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:
•Local Bounti's ability to effectively integrate the recently acquired operations of Pete's into its existing operations;
•the uncertainty of projected financial information;
•Local Bounti's increased leverage as a result of additional indebtedness incurred in connection with the recent acquisition of Pete's;
•restrictions contained in Local Bounti's debt facility agreements with Cargill Financial Services International, Inc. ("Cargill Financial");
•Local Bounti's ability to repay, refinance, restructure, or extend its indebtedness as it comes due;
•unknown liabilities that may be assumed in acquisitions;
•Local Bounti's ability to generate revenue;
•the risk that Local Bounti may never achieve or sustain profitability;
•the risk that Local Bounti could fail to effectively manage its future growth;
•the risk that Local Bounti will fail to obtain additional necessary capital when needed on acceptable terms or at all;
•Local Bounti's ability to build out additional facilities;
•reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices;
•Local Bounti's ability to maintain its gross margin or decrease its cost of goods sold over time;
•potential for damage to or problems with Local Bounti's CEA facilities;
•Local Bounti's ability to attract and retain qualified employees;
•Local Bounti's ability to develop and maintain its brand or brands it may acquire;
•Local Bounti's ability to maintain its company culture or focus on its vision as it grows;
•Local Bounti's ability to execute on its growth strategy;
•the risk of diseases and pests destroying crops;
•Local Bounti's ability to compete successfully in the highly competitive natural food market;
•Local Bounti's ability to defend itself against intellectual property infringement claims;
•changes in consumer preferences, perception, and spending habits in the food industry;
•seasonality may adversely impact Local Bounti's results of operations;
•Local Bounti's ability to achieve its sustainability goals; and
•Other risks and uncertainties indicated from time to time, including those under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in Local Bounti’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022, as supplemented by this and other subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Local Bounti cautions that the foregoing list of factors is not exclusive and cautions readers not to place undue reliance upon any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Local Bounti does not undertake or accept any obligation or undertaking to update or revise any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based.

WEBSITE AND SOCIAL MEDIA DISCLOSURE
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the Securities and Exchange Commission ("SEC"), press releases, public conference calls, presentations, webcasts and our website. We also intend to use certain social media channels as a means of disclosing information about Local Bounti and our products to our customers, investors and the public (e.g., @Local Bounti and #LocalBounti on Twitter). The information posted on social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC. While not all of the information that we post to our website or social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about Local Bounti by signing up for email alerts under the "Investors" section of our website at https://investors.localbounti.com.

ADDITIONAL INFORMATION
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the "Company," "Local Bounti," "we," "us," "our" and similar terms refer to Local Bounti Corporation and its consolidated subsidiaries.

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,703	$96,661
Restricted cash and cash equivalents	18,583	4,416
Accounts receivable, net	2,248	110
Inventory, net	3,106	922
Prepaid expenses and other current assets	3,572	3,399
Total current assets	50,212	105,508
Property and equipment, net	123,615	37,350
Operating lease right-of-use assets	176	55
Goodwill	36,598	—
Intangible assets, net	52,923	—
Other assets	906	1,017
Total assets	$264,430	$143,930

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,167	$1,920
Accrued liabilities	4,289	16,020
Operating lease liabilities	71	28
Total current liabilities	9,527	17,968
Long-term debt	105,182	11,199
Financing obligation	14,190	13,070
Operating lease liabilities, noncurrent	94	10
Total liabilities	128,993	42,247

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 94,168,464 and 86,344,881 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	261,105	169,916
Accumulated deficit	(125,677)	(68,242)
Total stockholders' equity	135,437	101,683
Total liabilities and stockholders' equity	$264,430	$143,930

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$6,269	$108	$6,551	$165
Cost of goods sold(1)(2)(3)	6,281	81	6,520	126
Gross profit	(12)	27	31	39
Operating expenses:
Research and development(2)(3)	3,073	723	5,914	1,155
Selling, general and administrative(2)(3)	23,141	2,962	44,502	11,256
Total operating expenses	26,214	3,685	50,416	12,411
Loss from operations	(26,226)	(3,658)	(50,385)	(12,372)
Other income (expense):
Management fee income	28	24	58	44
Convertible Notes fair value adjustment	—	(2,685)	—	(2,984)
Interest expense, net	(5,465)	(1,268)	(7,108)	(1,673)
Other income and expense	—	(3)	—	(3)
Net loss	$(31,663)	$(7,590)	$(57,435)	$(16,988)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(0.36)	$(0.15)	$(0.68)	$(0.35)
Weighted average common shares outstanding:
Basic and diluted	88,607,316	49,131,555	84,830,885	49,131,555

(1) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with acquisition of Pete's as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$1,042	$—	$1,042	$—
Total business combination fair value basis adjustment to inventory	$1,042	$—	$1,042	$—

(2) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$47	$—	$52	$—
Research and development	485	—	970	—
Selling, general and administrative	11,164	—	21,687	4,942
Total stock-based compensation expense	$11,696	$—	$22,709	$4,942

(3) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$891	$12	$953	$20
Research and development	218	105	531	215
Selling, general and administrative	2,272	7	2,438	15
Total depreciation and amortization	$3,381	$124	$3,922	$250

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021
(in thousands, except share data)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	86,344,881	$9	—	$—	$169,916	$(68,242)	$101,683
Vesting of restricted stock units, net	120,876	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,042	—	11,042
Net loss	—	—	—	—	—	(25,772)	(25,772)
Balance, March 31, 2022	86,465,757	9	—	—	180,958	(94,014)	86,953
Issuance of common stock for business combination	5,654,600	—	—	—	50,948	—	50,948
Issuance of common stock for debt modification	1,932,931	—	—	—	17,416	—	17,416
Issuance of common stock upon exercise of warrants	10	—	—	—	—	—	—
Vesting of restricted stock units, net	115,166	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,783	—	11,783
Net loss	—	—	—	—	—	(31,663)	(31,663)
Balance, June 30, 2022	94,168,464	$9	—	$—	$261,105	$(125,677)	$135,437

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	58,076,019	$1	8,944,465	$—	$9,577	$(12,149)	$(2,571)
Issuance of common stock	—	—	2,086,829	—	—	—	—
Stock-based compensation	—	—	—	—	4,942	—	4,942
Net loss	—	—	—	—	—	(9,398)	(9,398)
Balance, March 31, 2021	58,076,019	1	11,031,294	—	14,519	(21,547)	(7,027)
Net loss	—	—	—	—	—	(7,590)	(7,590)
Balance, June 30, 2021	58,076,019	$1	11,031,294	$—	$14,519	$(29,137)	$(14,617)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(57,435)	$(16,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,826	250
Amortization of intangible assets	2,096	—
Stock-based compensation expense	22,709	4,942
Bad debt allowance	7	(8)
Inventory allowance	378	8
Loss on disposal of property and equipment	280	—
Change in fair value - Convertible Notes	—	2,984
Change in fair value - Warrant	—	3
Amortization of debt issuance costs	1,858	429
Changes in operating assets and liabilities:
Accounts receivable	(92)	(28)
Inventory	618	(176)
Prepaid expenses and other current assets	714	(3,294)
Other assets	2,324	11
Accounts payable	2,318	881
Operating lease liabilities	5	—
Accrued liabilities	(4,545)	3,266
Net cash used in operating activities	(26,939)	(7,720)

Investing Activities:
Purchases of property and equipment	(25,467)	(8,087)
Asset acquisition	(25,813)	—
Business combination, net of cash acquired	(91,393)	—
Net cash used in investing activities	(142,673)	(8,087)

Financing Activities:
Proceeds from issuance of Convertible Notes, net	—	26,000
Proceeds from financing obligations	282	3,210
Proceeds from issuance of debt	111,881	10,500
Payment of debt issuance costs	(2,342)	(150)
Repayment of debt	—	(654)
Net cash provided by financing activities	109,821	38,906
Net (decrease) increase in cash and cash equivalents and restricted cash	(59,791)	23,099
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	101,077	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$41,286	$23,144

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$22,703	$23,144
Restricted cash and cash equivalents	18,583	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$41,286	$23,144

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$388	$—
Reduction of right of use asset and associated lease liability due to lease cancellation	$(203)	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$(10,039)	$—
Stock-based compensation capitalized to property and equipment, net	$116	$—
Non-cash financing obligation activity	$840	$—
Issuance of common stock related to modification of line of credit	$17,416	$—
Non-cash proceeds from issuance of Convertible Notes for services provided	$—	$50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. The Company's vision is to deliver the freshest locally grown produce over the fewest food miles possible. The Company is a CEA company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, it is the Company's goal to produce its products in an environmentally sustainable manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and the Company's products are non-GMO and use significantly less pesticides and herbicides than traditional farming operations. The Company's sustainable growing methods use 90% less land and 90% less water than conventional farming methods. With a mission to 'bring our farm to your kitchen in the fewest food miles possible,' Local Bounti’s food is fresher, more nutritious, and lasts 3 to 5 times longer than traditional agriculture.

On April 4, 2022, the Company acquired California-based complementary indoor farming company Hollandia Produce Group, Inc. (the "Pete's Acquisition"), which operates under the name Pete’s® ("Pete's"). Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two operating facilities in California and one in Georgia. The Georgia facility commenced commercial operations in July 2022. Pete’s has distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80 percent share of the CEA market within the Western U.S. – as well as packaged salad and cress. See Note 3, Acquisitions, for additional discussion of the Pete's Acquisition.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Management of Local Bounti is responsible for the Unaudited Condensed Consolidated Financial Statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the statements herein.
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2021 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The Condensed Consolidated Balance Sheet at December 31, 2021, was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
There have been no material changes or updates to the Company’s significant accounting policies from those described in the Annual Financial Statements except for the updates noted below.

Change in Accounting Estimate

The calculation of depreciation expense is based on the estimated economic useful lives of the underlying property, plant and equipment. In April 2022, the Company completed an assessment of the useful lives of machinery and equipment and certain production equipment and adjusted the estimated useful life of machinery and equipment from five years to 15 years and the estimated useful life of certain production equipment from five to 10 years. Based on the carrying value of machinery and certain production equipment as of April 1, 2022, and those acquired during the quarter ended June 30, 2022, the effect of this change in estimate was a reduction in depreciation expense of $117 thousand for the three months ended June 30, 2022. The change in the useful lives is considered a change in accounting estimate and has been applied prospectively.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation. Such changes include reclassifications or combinations of certain accounts within property and equipment, net. These reclassifications have no effect on the previously reported financial position, results of operations, and cash flows. Refer to Note 5, Property and Equipment for additional detail.

Business Combinations

Business combinations are accounted for using the acquisition method. Accordingly, the purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

Intangible Assets, Net

Definite-lived intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives or over the pattern in which the economic benefit is expected to be consumed.

Goodwill

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized but rather tested for impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate impairment may exist.

The Company’s impairment tests are based on a single reporting unit structure. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company did not recognize any impairment of goodwill during the periods presented.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 on January 1, 2022 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2022 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

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

GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. ASU 2016-13 is effective for the Company as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

3. Acquisitions

Business Combination
On April 4, 2022, the Company acquired 100% of the shares of Pete’s, a California-based indoor farming company. The Company acquired Pete’s in order to leverage Pete's operational scale and retail distribution footprint to create a leading, scaled CEA operator with a national distribution footprint and access to approximately 10,000 retail doors. The purchase price consideration for the acquisition was $92.5 million in cash and 5,654,600 shares of Local Bounti common stock, which had an original consideration, at the time of signing, of $30.0 million and a fair value of $50.9 million as of the closing date of the Pete's Acquisition. The acquisition has been accounted for as a business combination.
Acquisition related costs of $344 thousand and $4,245 thousand were included in selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.
The purchase consideration was preliminary allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. Goodwill is primarily attributable to the assembled workforce and expanded market opportunities and was allocated to the Company's single reporting unit. The goodwill is deductible for tax purposes over 15 years. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value.
The preliminary allocation is as follows (in thousands):

Intangible assets	$55,019
Goodwill	36,598
Net assets acquired	55,607
Net liabilities assumed	(3,776)
Total fair value of net assets acquired:	$143,448
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed twelve months. The purchase price allocation is subject to future adjustments related to income taxes or other contingencies.
The following table sets forth the fair value of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

Customer relationships	$41,700
Trade name	7,400
Non-compete agreements	5,919
Total:	$55,019
The useful life of the customer relationships, trade name, and non-compete agreements are approximately 16 years, seven years, and 18 months, respectively.

Pro forma financial information

The results of operations for Pete’s have been included in the Unaudited Condensed Consolidated Statements of Operations from the April 4, 2022 acquisition date through June 30, 2022 and include revenue of $5,839 thousand and net loss of $2,429 thousand.

The following unaudited pro forma results of operations have been prepared as though the business combination was completed on January 1, 2021. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future. Non-recurring pro forma adjustments including acquisition-related costs directly attributable to the acquisition are included within the reported pro forma revenue and net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Sales	$6,269	$5,992	$12,482	$11,413
Net loss	$(31,663)	$(14,410)	$(58,891)	$(36,742)
Asset Acquisition
On April 4, 2022, in connection with consummating the transactions contemplated by the Pete's Acquisition purchase agreements, Pete’s acquired the properties previously being leased by Pete’s from STORE Master Funding XVIII, LLC ("STORE") pursuant to certain sale-leaseback agreements between Pete’s and STORE for an aggregate purchase price of $25.8 million in cash (the "Property Acquisition").
The Company accounted for the properties as an asset acquisition as substantially all of the fair value of the acquisition is concentrated in a single asset or group of similar identifiable assets.
The following table sets forth the fair value of the identifiable assets acquired as of the date of the acquisition (in thousands):

Land	$13,800
Construction-in-progress	12,013
Total:	$25,813

4. Inventory
Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$1,779	$612
Work-in-process	209	173
Finished goods	1,591	69
Consignment	—	163
Inventory allowance	(473)	(95)
Total inventory, net	$3,106	$922

5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Machinery, equipment, and vehicles	$41,438	$3,683
Land	18,889	4,122
Buildings and leasehold improvements	21,593	14,141
Construction-in-progress	44,492	16,375
Less: Accumulated depreciation	(2,797)	(971)
Property and equipment, net	$123,615	$37,350
Depreciation expense related to property and equipment was $1,285 thousand and $125 thousand for the three months ended June 30, 2022 and 2021, respectively, and $1,826 thousand and $250 thousand for the six months ended June 30, 2022 and 2021, respectively.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Construction	$374	$11,192
Insurance	1,055	2,582
Payroll	1,188	792
Production	872	461
Professional services	539	273
Other	261	720
Total accrued liabilities	$4,289	$16,020
7. Debt
Debt consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Subordinated Facility	$42,500	$16,293
Senior Facility	85,674	—
Unamortized deferred financing costs, Cargill Credit Agreements	(22,992)	(5,094)
Total debt	$105,182	$11,199

Agreements with Cargill Financial

In September 2021, the Company and Cargill Financial entered into (a) a credit agreement (the "Original Senior Credit Agreement") for an up to $150.0 million multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Original Subordinated Credit Agreement" and, together with the Original Senior Credit Agreement, the "Original Credit Agreements") for an up to $50.0 million multiple-advance subordinated term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Original Facilities").

First Amendment of the Original Credit Agreements
On March 14, 2022, the Company entered into an amendment to the Original Credit Agreements (the "First Amendment") to amend the Original Credit Agreements and the Original Facilities (as amended, the "Amended Facilities"), subject to and effective upon closing the Pete’s acquisition. On April 4, 2022, the First Amendment became effective whereby (a) the Pete’s Acquisition was funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities was reduced to $170.0 million, (c) the minimum liquidity covenant was reduced from $30.0 million to $20.0 million (inclusive of existing restricted cash on the Condensed Consolidated Balance Sheets) and (d) the interest rate of each of the Senior Facility and the Subordinated Facility increased by 2%, among other matters. Pursuant to the First Amendment, in connection with the closing of the Pete's Acquisition, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of common stock to Cargill Financial. The First Amendment was accounted for as a modification to a line of credit. Accordingly, the Company wrote off unamortized debt issuance costs in proportion to the decrease in borrowing capacity of the Original Credit Agreements of $735 thousand. The write-off amount was recorded as interest expense in the Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2022. The First Amendment fee of $2.0 million and the issued 1,932,931 shares of common stock with a fair value at the time of issuance of $17.4 million was recorded as additional debt discount and is amortized to interest expense over the remaining term of the Amended Facilities agreement on a straightline basis.
The interest rate on the Subordinated Facility subsequent to the First Amendment is 12.5% per annum, with accrued interest on the agreement paid quarterly in arrears on the last business day of each calendar quarter, commencing the last business day of the calendar quarter ended December 31, 2021, and on the maturity date of September 3, 2028.
The interest rate on the Senior Facility subsequent to the First Amendment is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio). The maturity date of the Senior Facility and the Subordinated Facility is September 3, 2028.

Second Amendment of the Original Credit Agreements

On August 11, 2022, the Company, along with certain subsidiaries of the Company, entered into a second amendment to the Amended Facilities (the "Second Amendment") with Cargill Financial to amend the Amended Facilities. The Second Amendment provides that, until the earliest to occur of (x) the occurrence of any event of default, (y) the effective date of a qualified equity financing and (z) March 31, 2024, (a) the requirement for the minimum interest amount for the Senior Facility and the Subordinated Facility is reduced to an amount equal to the greater of (i) $0 and (ii) the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility in respect of term loans outstanding for a period of four calendar quarters (equal to $9.1 million and $5.2 million for the Senior Facility and the Subordinated Facility, respectively, as of June 30, 2022).

In effect, the Second Amendment reduces the minimum interest amount from the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility for a period of eight calendar quarters down to a period of four calendar quarters, as described above. This reduced the amount of restricted cash by approximately $7.2 million, effective as of June 30, 2022.
The Amended Facilities have an unused revolving line commitment fee in an amount of 125 basis points per annum of the unused portion of the Amended Facilities.
As part of the Amended Facilities, the Company is required to have an interest reserve account which is shown as restricted cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets. In accordance with the Second Amendment, the balance of the Company's interest reserve account was $18,583 at June 30, 2022 as compared to $4,416 at December 31, 2021. The Amended Facilities also require the Company to be in compliance with certain financial covenants, including specified debt coverage, net leverage, and interest coverage ratios. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. In accordance with the Amended Facilities, budgets and timelines for CEA facilities also have to be approved by Cargill Financial and the Company is required to report ongoing CEA facility construction costs. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company, including its intellectual property. The Company was in compliance with all applicable covenants as of June 30, 2022.

8. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	June 30, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds, included in cash and cash equivalents	$22,566	$—	$—
Total	$22,566	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds, included in cash and cash equivalents	$96,661	$—	$—
Total	$96,661	$—	$—

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

As of June 30, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values.

As of June 30, 2022 and December 31, 2021, the Company had no transfers between levels of the fair value hierarchy of its liabilities measured at fair value.
9. Stock-Based Compensation

Restricted Common Stock Awards and Restricted Stock Units

A summary of the restricted common stock awards ("RSAs") and restricted stock units ("RSUs") activity for the six months ended June 30, 2022 is as follows:

	Number of RSAs	Average Grant-Date Fair Value	Number of RSUs	Average Grant-Date Fair Value
Unvested at December 31, 2021	5,479,451	$1.80	$2,395,789	$9.73
Granted	—	$—	$8,300,343	$5.96
Forfeited	—	$—	$(121,145)	$9.77
Vested	(208,682)	$2.66	$(267,033)	$9.26
Unvested and outstanding at June 30, 2022	5,270,769	$1.77	10,307,954	$6.71

The total expense of RSAs for the three and six months ended June 30, 2022 was $841 thousand and $1,758 thousand. As of June 30, 2022, the total compensation cost related to unvested RSAs not yet recognized is $4,462 thousand. Expense for unvested RSAs not yet recognized is expected to be recognized over a weighted average period of 1.97 years.

The total expense value of RSUs for the three and six months ended June 30, 2022 was $10,855 thousand and $20,951 thousand. There was no expense for RSUs for the three and six months ended June 30, 2021. As of June 30, 2022, the total compensation cost related to unvested RSUs not yet recognized is $47,617 thousand. Expense for unvested RSUs not yet recognized is expected to be recognized over a weighted average period of 2.61 years.

10. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company’s unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Diluted net loss per common share adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the three and six months ended June 30, 2022 and 2021, no instrument was determined to have a dilutive effect under the treasury method.

The following table sets forth the computation of the Company’s net loss per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(31,663)	$(7,590)	$(57,435)	$(16,988)
Weighted average common stock outstanding, basic and diluted	88,607,316	49,131,555	84,830,885	49,131,555
Net loss per common share, basic and diluted	$(0.36)	$(0.15)	$(0.68)	$(0.35)

The following table presents the shares outstanding that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CIC Restricted Stock	5,270,769	11,031,294	5,332,835	10,347,458
Convertible Notes	—	2,824,167	—	1,699,657
Warrants	11,539,296	297,450	11,539,301	164,337
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
12. Subsequent Events

The Company has evaluated subsequent events from the Condensed Consolidated Balance Sheet date through the date the Unaudited Condensed Consolidated Financial Statements were issued.

The Company entered into the Second Amendment with an effective date of June 30, 2022, as described in Note 7, Debt. Restricted cash and cash equivalents in the Condensed Consolidated Balance Sheet at June 30, 2022 reflects the impact of the Second Amendment.

There have been no other events or transactions that occurred subsequent to June 30, 2022 that require recognition or disclosure.

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
Overview

Local Bounti was founded in August 2018 and is headquartered in Hamilton, Montana. We are a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. Our vision is to deliver the freshest locally grown produce over the fewest food miles possible. We are a CEA company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through our CEA process, it is our goal to produce our products in an environmentally sustainable manner that will increase harvest efficiency, limit water usage and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and our products are non-GMO and use significantly less pesticides and herbicides than traditional farming operations. Our products use 90% less water and 90% less land than conventional agriculture to produce. Our first CEA facility in Hamilton, Montana, commenced construction in 2019 and reached full commercial operation by the second half of 2020. We increased the capacity of the Montana facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021.

On April 4, 2022, we acquired Pete’s. Pete’s is a California-based indoor farming company with a distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Pete's has three greenhouse growing facilities, including two operating facilities in California and one in Georgia which commenced commercial operations in July 2022. The new Georgia facility will provide additional capacity to meet existing demand from our retail customers. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged salad and cress. Pete’s has been in operation for over 50 years while focusing the last 25 years in leafy greens, has long-standing relationships with the majority of its customers, and has a demonstrated track record of generating positive EBITDA. We plan to install our patent pending Stack & Flow Technology™ at Pete’s facilities, combining the best aspects of vertical and greenhouse growing technologies to deliver higher yields of diverse leafy greens at superior unit economics.

We derive the majority of our revenue from the sale of produce. We grow and package fresh greens that are sold into existing markets and channels such as food retailers and food service distributors from our Montana facility, two California facilities, and the new Georgia facility. Sales are recognized at a point in time when control of the goods is transferred to the customer.

We periodically offer sales incentives to our customers, including temporary price reductions. We anticipate that these promotional activities could impact sales and that changes in such activities could impact period-over-period results. Sales may also vary from period to period depending on the purchase orders we receive, the volume and mix of products sold and the channels through which our products are sold. In response to realized cost inflation, the Company expects to realize the benefit from price increases during the third or fourth quarter of 2022.

We intend to increase our production capacity and expand our reach to new markets, new geographies, and new customers through either the building of new facilities or through the acquisition of existing greenhouse facilities which we will update with our Stack & Flow Technology™. Whether to build new facilities or acquire existing facilities is determined through ongoing buy versus build analyses performed by management. We also expect to expand our product offering to new varieties of fresh greens, herbs, berries, and other produce. Additionally, we evaluate commercial opportunities as part of these expansion efforts on an ongoing basis, including potential offtake agreements with national retailers, one of which is in advanced stages of negotiation but has not been finalized.
The future Pasco, Washington facility continues to progress toward construction, which is expected to recommence in September of 2022. The site is being redesigned to further optimize operational synergies, drive best in class unit economics, and to account for synergies with Pete’s growing systems to meet demand across the combined product portfolio.
Local Bounti is currently in diligence on a site for its next facility to be located in eastern Texas. This location was chosen based on conversations with customers and prospective customers in coordination with potential off-take agreements.

Environmental, Social and Governance

Conventional agriculture has been feeding the world for hundreds of years, yet given the negative impacts of climate change, it is now struggling to keep pace. Add to that the COVID–19 pandemic, the war in Ukraine and its impact on not only food supply but also the cost of fertilizer and other inputs used in traditional agriculture, an already stressed food supply system is experiencing even more pressure. Sustainability has emerged as a global imperative, and when it comes to agriculture, it is clear we must find ways to do better. We believe growing healthy vegetables is good business, and our growing technology delivers clean produce with safer growing methods, which we believe benefits all stakeholders and differentiates us from traditional agriculture. We expect that consumer demand for clean, nutritious, locally grown, and high-quality products will increase over time.

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

More information on our key environmental, social and governance ("ESG") programs, goals and commitments, and key metrics can be found in our 2021 sustainability report, which is available on our website.

While we believe our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

Factors Affecting Our Financial Condition and Results of Operations

We expect to expend substantial resources as we:

•identify and invest in future growth opportunities, including new product lines;

•complete construction and commission the Pasco, Washington facility and invest in additional CEA facilities in the future, including our next facility to be located in eastern Texas;

•integrate Pete's operations into our business;

•invest in product innovation and development;

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses, including increased finance, legal and accounting expenses associated with being a public company, and growing operations.

Results of Operations

Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(in thousands)			(in thousands)
Sales	$6,269	$108	6,161	$6,551	$165	6,386
Cost of goods sold	6,281	81	6,200	6,520	126	6,394
Gross profit	(12)	27	(39)	31	39	(8)
Operating expenses:
Research and development	3,073	723	2,350	5,914	1,155	4,759
Selling, general and administrative	23,141	2,962	20,179	44,502	11,256	33,246
Total operating expenses	26,214	3,685	22,529	50,416	12,411	38,005
Loss from operations	(26,226)	(3,658)	(22,568)	(50,385)	(12,372)	(38,013)
Other income (expense):
Management fee income	28	24	4	58	44	14
Convertible Notes fair value adjustment	—	(2,685)	2,685	—	(2,984)	2,984
Interest expense, net	(5,465)	(1,268)	(4,197)	(7,108)	(1,673)	(5,435)
Other income and expense	—	(3)	3	—	(3)	3
Net loss	$(31,663)	$(7,590)	(24,073)	$(57,435)	$(16,988)	(40,447)

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

Sale of Produce

We derive the majority of our revenue from the sale of produce. In response to realized cost inflation, the Company expects to realize the benefit from price increases during the third or fourth quarter of 2022.

Sale of produce increased by $6,161 thousand to $6,269 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Sales of produce increased by $6,386 thousand to $6,551 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase for both periods was due primarily to the acquisition of Pete's, which added more than 10,000 retail locations nationwide.

Cost of Goods Sold

Cost of goods sold consists primarily of costs related to growing produce at our greenhouse growing facilities, including labor, seeds and other input supplies, packaging materials, depreciation, stock-based compensation, and utilities. We expect that, over time, cost of goods sold will decrease as a percentage of sales, as a result of scaling our business.

Cost of goods sold increased by $6,200 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to increased sales during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In addition, cost of goods sold was negatively impacted for three months ended June 30, 2022 due to the fair value step-up to expected selling price of acquired inventory from the Pete's Acquisition during the quarter. This acquired inventory was subsequently sold during the quarter at the stepped-up value or at a zero margin, which negatively impacted gross margin by $1,042 or 16.6%. In addition, the increase in cost of goods sold reflects temporary supply chain challenges with suppliers that have since been resolved, but impacted second quarter yields in its California facilities, resulting in higher costs to fill orders.

Cost of goods sold increased by $6,394 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due primarily to increased sales during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, cost of goods sold was negatively impacted for the six months ended June 30, 2022 due to the fair value step-up to expected selling price of acquired inventory from the Pete's Acquisition during the quarter. This acquired inventory was subsequently sold during the quarter at the stepped-up value or at a zero margin, which negatively impacted gross margin by $1,042 or 15.9%. In addition, the increase in cost of goods sold reflects temporary supply chain challenges with suppliers that have since been resolved, but impacted second quarter yields in its California facilities, resulting in higher costs to fill orders.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, including salaries, stock-based compensation, and related benefits, overhead (including depreciation, utilities and other related allocated expenses), and supplies and services related to the development of our growing processes. Our research and development efforts are focused on the development of our processes utilizing our CEA facility, increasing production yields, developing new leafy green SKUs, and entering into new crops, including berries. Due to our ongoing research and development, we are currently generating approximately 26 crop turns annually for our commercial loose-leaf lettuce, which compares to approximately 17 to 22 turns annually as of December 31, 2021. We expect, over time, that research and development will decrease as a percentage of sales, as a result of the establishment of our growing process.

Research and development costs increased by $2,350 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Research and development costs increased by $4,759 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase for both periods was due to increased investment in research and development as we continue to expand our product offering and refine our growing process. We incurred costs for research and development of our production, harvesting, and post-harvest packaging techniques and processes, as well as production surplus costs related to the development of our production process.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of employee compensation, including salaries, stock-based compensation, and related benefits for our executive, legal, finance, information technology, human resources and sales and marketing teams, expenses for third-party professional services, insurance, marketing, advertising, computer hardware and software, and amortization of intangible assets, among others.

Selling, general, and administrative expenses increased by $20,179 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to a $10,673 thousand increase in stock-based compensation expense driven by the vesting of stock awards and a higher volume of equity awards granted during the three months ended June 30, 2022 at significantly higher company stock prices in 2022 as compared to 2021, a $3,639 thousand increase in salaries and wages due to increased headcount from Company growth and to support operations as a public company, a $2,096 thousand increase in amortization of intangibles acquired as part of the Pete's Acquisition, a $891 thousand increase in insurance costs, and a $612 thousand increase in professional consulting fees.

Selling, general, and administrative expenses increased by $33,246 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to a $16,744 thousand increase in stock-based compensation expense driven by the vesting of stock awards and a higher volume of equity awards granted during the six months ended June 30, 2022 at significantly higher company stock prices in 2022 as compared to 2021, a $6,699 thousand increase in salaries and wages due to increased headcount from Company growth and to support operations as a public company, a $4,245 thousand increase in transaction costs due to the acquisition of Pete's, a $2,096 thousand increase in amortization of intangibles acquired as part of the Pete's Acquisition, a $1,665 thousand increase in insurance costs, and a $819 thousand increase in professional consulting fees.

Convertible Notes Fair Value Adjustment

During 2021, we entered into a series of identical convertible long-term notes with various parties with a face value of $26,050 thousand that bore interest at 8% with a maturity date of February 8, 2023 (the "Convertible Notes"). All Convertible Notes were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Prior to the conversion of the Convertible Notes into shares of common stock, we measured Convertible Notes at fair value based on significant inputs not observable in the market, resulting in these Convertible Notes being classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of Convertible Notes related to updated assumptions and estimates were recognized as a Convertible Notes fair value adjustment within the results of operations.

There was no Convertible Notes fair value adjustment for the three and six months ended June 30, 2022 as all the Convertible Notes were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Interest Expense, net

Interest expense consists primarily of interest expense related to the loans with Cargill Financial and interest recognized per the terms of our financing obligation related to the Montana facility.

Interest expense, net increased by $4,197 thousand for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase is primarily due to a $42,500 thousand increase in the principal amount outstanding on the Subordinated Facility and a $85,674 thousand increase in the principal amount outstanding on the Senior Facility as compared to the prior year period, which resulted in an additional interest expense of $3,354 thousand as compared to the prior year period. Additional interest expense of $932 thousand was incurred from amortization of loan origination fees for the loans with Cargill Financial and $735 thousand of unamortized debt issuance costs that were written off in connection with the First Amendment as described in Note 7, Debt . This increase was partially offset by a decrease in interest expense of $593 thousand related to a $10,000 thousand term loan with Cargill Financial that was paid off in September 2021 and a decrease in interest expense of $467 thousand related to our Convertible Notes which were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Interest expense, net increased by $5,435 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily due to a $42,500 thousand increase in the principal amount outstanding on the Subordinated Facility and a $85,674 thousand increase in the principal amount outstanding on the Senior Facility as compared to the prior year period, which resulted in an additional interest expense of $4,356 thousand. Additional interest expense of $1,123 thousand was incurred from amortization of loan origination fees for the loans with Cargill Financial and $735 thousand of unamortized debt issuance costs that were written off in connection with the First Amendment as described in Note 7, Debt. This increase was offset by a decrease in interest expense of $648 thousand related to a $10,000 thousand term loan with Cargill Financial that was paid off in September 2021 and a decrease of $610 thousand related to our Convertible Notes which were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At June 30, 2022, we had an accumulated deficit of $125,677 thousand, working capital of $40,685 thousand, and cash of $41,286 thousand comprised of $22,703 cash and cash equivalents and $18,583 restricted cash and cash equivalents used to service our debt with Cargill Financial.

As of June 30, 2022, the principal amounts due under our debt instruments totaled $128.2 million, none of which is classified as current. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of this debt instrument, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity are cash on hand, restricted cash, cash flows generated from the sale of our products and a credit facility with Cargill Financial. Cash expenditures over the next 12 months are expected to include interest payments on debt obligations, employee wages and related benefits, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies and facility maintenance costs, and construction/expansion of our growing facilities.

We believe that our current cash position, cash flow from operations, and borrowing capacity under our credit facility with Cargill Financial are sufficient to fund our cash requirements for the next 12 months. Availability for reimbursement of construction costs under the credit facility is limited up to 75% of construction costs with the remaining 25% of such costs financed with Local Bounti capital. We expect that we will need to access the capital markets to finance future cash requirements, which may not occur timely or on satisfactory terms, if at all, and agree to burdensome covenants, grant further security interests in our assets or enter into equity arrangements on terms that are not favorable and dilutive to existing shareholders. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to curtail operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility whereby Cargill Financial agreed to make advances to the Company of up to $150,000 thousand and $50,000 thousand, respectively. Subsequent to the First Amendment as described in Note 7, Debt, the aggregate commitment amount was reduced to $170.0 million and the interest rate on the Subordinated Facility is 12.5% per annum and the interest rate on the Senior Facility is equal to the SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio), with accrued interest paid quarterly in arrears on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending December 31, 2021, and on the maturity date of September 3, 2028. As of June 30, 2022, a total of $42,500 thousand $85,674 was outstanding on the Subordinated Facility and the Senior Facility, respectively. The Subordinated Facility and the Senior Facility are included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

At June 30, 2022, our payment obligations for the Subordinated Facility and the Senior Facility are as follows(1):

(in thousands)
Remainder of 2022	$7,439
2023	14,878
2024	14,878
2025	14,878
2026	14,878
Thereafter	152,969
Total	$219,920
_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 10.56% interest rate for the Senior Facility effective as of July 1, 2022. The calculation also include an unused commitment fee of 1.25%.

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Six Months Ended June 30,
	(in thousands)
	2022	2021
Net cash used in operating activities	$(26,939)	$(7,720)
Net cash used in investing activities	(142,673)	(8,087)
Net cash provided by financing activities	109,821	38,906
Cash and cash equivalents and restricted cash at beginning of period	101,077	45
Cash and cash equivalents and restricted cash at end of period	$41,286	$23,144

Net Cash Used In Operating Activities

Net cash used in operating activities was $26,939 thousand for the six months ended June 30, 2022 due to a net loss of $57,435 thousand. This was partially offset by non-cash activities of $22,709 thousand in stock-based compensation expense, $1,858 thousand in amortization of debt issuance costs, $1,826 thousand in depreciation expense, and $2,096 thousand in amortization expense, and $1,342 thousand net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $7,720 thousand for the six months ended June 30, 2021 due to a net loss of $16,988 thousand, partially offset by non-cash activities of $4,942 thousand in stock-based compensation expense, $2,984 thousand in fair value adjustments to the Convertible Notes, $429 thousand in amortization of debt issuance costs, $250 thousand in depreciation expense, and $660 thousand net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $142,673 thousand for the six months ended June 30, 2022, due primarily to the acquisitions described in Note 3, Acquisitions, including the Pete's Acquisition for net cash outlay of $91,393 thousand and the Property Acquisition for net cash outlay of $25,813 thousand. Additional cash used in investing activities related to $25,467 thousand of purchases of equipment and other items for the Washington, Georgia, and Montana CEA facilities.

Net cash used in investing activities was $8,087 thousand for the six months ended June 30, 2021, due to purchases of property and equipment and other items related to the expansion of the Montana facility and the purchase of land for the Pasco, Washington facility.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $109,821 thousand for the six months ended June 30, 2022, due primarily to $111,881 thousand of proceeds from the issuance of debt with Cargill Financial. This was partially offset by the payment of debt issuance costs of $2,342 thousand.

Net cash provided by financing activities was $38,906 thousand for the six months ended June 30, 2021, due to proceeds of $26,000 thousand from the issuance of Convertible Notes, proceeds of $10,500 thousand from the issuance of long-term debt, and proceeds of $3,210 thousand from financing obligations related to the sale leaseback transaction with Grow Bitterroot for the Montana facility. This increase was partially offset by a $654 thousand cash repayment of debt and $150 thousand in debt issuance costs.

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2 of the Unaudited Condensed Consolidated Financial Statements, which is incorporated into this Item 2 by reference thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk

The primary inflationary factors affecting our business are raw material costs, shipping and freight costs, and labor costs. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date. Nonetheless, our costs are subject to inflationary pressures, which we expect to continue, and if those pressures become significant, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Interest Rate Risk

Borrowings under the Senior Facility bears interest based on SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio). As such, this debt instrument exposes us to market risk for changes in interest rates. We do not currently hedge against interest rate risk.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due to the continuing material weakness in internal control over financial reporting related to the lack of adequate finance and accounting personnel as disclosed in "Part II. Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Changes in Internal Control over Financial Reporting

Other than as described above, no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the six months ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report that were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

Second Amendment to Credit Agreements

In September 2021, the Company, along with certain other subsidiaries of the Company entered into the Senior Facility and the Subordinated Facility and subsequently entered into the First Amendment in March 2022.

On August 11, 2022, the Company, along with certain subsidiaries of the Company, entered into a Second Amendment to the Amended Facilities (the "Second Amendment") with Cargill Financial to amend the Amended Facilities. The Second Amendment reduces the amount of cash required to be held in the debt service reserve account for the Credit Agreements by approximately $7.2 million under certain conditions, effective as of June 30, 2022 (the "Second Amendment Effective Date").

The Second Amendment provides that, until the earliest to occur of (x) the occurrence of any event of default, (y) the effective date of a qualified equity financing and (z) March 31, 2024, (a) the requirement for the minimum interest amount for the Senior Facility is reduced to an amount equal to the greater of (i) $0 and (ii) the sum of all interest payments due and payable under the Senior Facility in respect of term loans outstanding for a period of four (4) calendar quarters (equal to $9.1 million as of the Second Amendment Effective Date) and (b) the requirement for the initial minimum interest amount for the Subordinated Facility is reduced to an amount equal to the greater of (i) $0 and (i) the sum of all interest payments due and payable under the Subordinated Facility in respect of term loans outstanding for a period of four (4) calendar quarters (equal to $5.2 million as of the Second Amendment Effective Date).

In effect, the Second Amendment reduces the minimum interest amount from the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility for a period of eight calendar quarters down to a period of four calendar quarters, as described above. This reduced the amount of restricted cash by approximately $7.2 million, effective as of June 30, 2022.

The foregoing description of the Second Amendment and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2021).

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
10.1
Second Amendment to Credit Agreements and Subordination Agreement, dated as of August 11, 2022, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and Cargill Financial Services International, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Co-Chief Executive Officer
Date: August 15, 2022
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: August 15, 2022
(Principal Financial Officer)

/s/ Daniel Martinelli
Name: Daniel Martinelli
Title: Chief Accounting Officer
Date: August 15, 2022
(Principal Accounting Officer)