Form 10-Q
period 2022-09-30
Local Bounti Corporation/DE
filed 2022-11-14
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number	001-40125

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				98-1584830
(State or other jurisdiction of incorporation or organization)				(I.R.S Employer Identification No.)
	400 W. Main St.	Hamilton,	MT	59840
(Address of principal executive offices, including zip code)

(800)	640-4016

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange
Warrants, each exercisable for one share of Common Stock for $11.50 per share	LOCL WS	New York Stock Exchange

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

The number of outstanding shares of Local Bounti Corporation’s common stock was 103,675,971 at November 7, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by words such as "anticipate," "approximate," "believe," "commit," "continue," "could," "estimate," "expect," "hope," "intend," "may," "outlook," "plan," "project," "potential," "should," "would," "will," and other similar words or expressions. Forward-looking statements reflect Local Bounti’s current expectations or beliefs concerning future events and actual events may differ materially from historical results or current expectations. The reader is cautioned not to place undue reliance on these forward-looking statements, which are not a guarantee of future performance and are subject to a number of uncertainties, risks, assumptions, and other factors, many of which are outside the control of Local Bounti. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

•Local Bounti's ability to effectively integrate the recently acquired operations of Hollandia Produce Group, Inc., which operates under the name Pete's ("Pete's), into our existing operations;
•The uncertainty of projected financial information;
•Local Bounti's increased leverage as a result of additional indebtedness incurred in connection with the recent acquisition of Pete's;
•Restrictions contained in Local Bounti's debt facility agreements with Cargill Financial Services International, Inc. (“Cargill Financial”);
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
•Local Bounti's ability to fulfill its obligations under offtake or other customer agreements and the impact of these types of agreements on operations;
•Reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices;
•Local Bounti's ability to maintain its gross margin or decrease its cost of goods sold over time;
•The potential for damage to or problems with Local Bounti's facilities;
•Local Bounti's ability to attract and retain qualified employees;
•Local Bounti's ability to develop and maintain its brand or brands it may acquire;
•Local Bounti's ability to maintain its company culture or focus on its vision as it grows;
•Local Bounti's ability to execute on its growth strategy;
•The risks of diseases and pests destroying crops;
•Local Bounti's ability to compete successfully in the highly competitive natural food market;
•Local Bounti's ability to defend itself against intellectual property infringement claims;
•Changes in consumer preferences, perception, and spending habits in the food industry;
•The risk that seasonality may adversely impact Local Bounti's results of operations;
•Local Bounti's ability to achieve its sustainability goals; and
•Other risks and uncertainties indicated from time to time, including those under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022, as supplemented by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and other reports and documents Local Bounti files from time to time with the SEC.

Local Bounti cautions that the foregoing list of factors is not exclusive and cautions readers not to place undue reliance upon any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Local Bounti does not undertake or accept any obligation or undertaking to update or revise any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any forward-looking statement is based.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$4,227	$96,661
Restricted cash and cash equivalents	19,754	4,416
Accounts receivable, net	2,221	110
Inventory, net	3,777	922
Prepaid expenses and other current assets	3,303	3,399
Total current assets	33,282	105,508
Property and equipment, net	140,363	37,350
Operating lease right-of-use assets	156	55
Goodwill	38,476	—
Intangible assets, net	48,949	—
Other assets	903	1,017
Total assets	$262,129	$143,930

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,099	$1,920
Accrued liabilities	6,712	16,020
Operating lease liabilities	63	28
Total current liabilities	14,874	17,968
Long-term debt	113,584	11,199
Financing obligation	14,241	13,070
Operating lease liabilities, noncurrent	84	10
Total liabilities	142,783	42,247

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 94,330,198 and 86,344,881 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	272,118	169,916
Accumulated deficit	(152,781)	(68,242)
Total stockholders' equity	119,346	101,683
Total liabilities and stockholders' equity	$262,129	$143,930

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$6,285	$159	$12,836	$324
Cost of goods sold(1)(2)(3)	5,015	155	11,535	281
Gross profit	1,270	4	1,301	43
Operating expenses:
Research and development(2)(3)	3,019	1,418	8,933	2,573
Selling, general and administrative(2)(3)	20,239	4,269	64,741	15,525
Total operating expenses	23,258	5,687	73,674	18,098
Loss from operations	(21,988)	(5,683)	(72,373)	(18,055)
Other income (expense):
Management fee income	38	18	96	62
Convertible Notes fair value adjustment	—	(2,083)	—	(5,067)
Interest expense, net	(5,154)	(3,079)	(12,262)	(4,752)
Other income and expense	—	(7)	—	(10)
Net loss	$(27,104)	$(10,834)	$(84,539)	$(27,822)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(0.30)	$(0.22)	$(0.98)	$(0.57)
Weighted average common shares outstanding:
Basic and diluted	89,245,019	49,131,555	86,318,432	49,131,555

(1) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with acquisition of Pete's as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$—	$1,042	$—
Total business combination fair value basis adjustment to inventory	$—	$—	$1,042	$—

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$29	$—	$81	$—
Research and development	419	—	1,389	—
Selling, general and administrative	10,459	—	32,146	4,942
Total stock-based compensation expense	$10,907	$—	$33,616	$4,942

(3) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$921	$12	$1,874	$32
Research and development	229	113	760	328
Selling, general and administrative	1,757	17	4,195	32
Total depreciation and amortization	$2,907	$142	$6,829	$392
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021
(in thousands, except share data)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	86,344,881	$9	—	$—	$169,916	$(68,242)	$101,683
Vesting of restricted stock units, net	120,876	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,042	—	11,042
Net loss	—	—	—	—	—	(25,772)	(25,772)
Balance, March 31, 2022	86,465,757	9	—	—	180,958	(94,014)	86,953
Issuance of common stock for business combination	5,654,600	—	—	—	50,948	—	50,948
Issuance of common stock for debt modification	1,932,931	—	—	—	17,416	—	17,416
Issuance of common stock upon exercise of warrants	10	—	—	—	—	—	—
Vesting of restricted stock units, net	115,166	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,783	—	11,783
Net loss	—	—	—	—	—	(31,663)	(31,663)
Balance, June 30, 2022	94,168,464	9	—	—	261,105	(125,677)	135,437
Vesting of restricted stock units, net	161,734	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,013	—	11,013
Net loss	—	—	—	—	—	(27,104)	(27,104)
Balance, September 30, 2022	94,330,198	$9	—	$—	$272,118	$(152,781)	$119,346

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	58,076,019	$1	8,944,465	$—	$9,577	$(12,149)	$(2,571)
Issuance of common stock	—	—	2,086,829	—	—	—	—
Stock-based compensation	—	—	—	—	4,942	—	4,942
Net loss	—	—	—	—	—	(9,398)	(9,398)
Balance, March 31, 2021	58,076,019	1	11,031,294	—	14,519	(21,547)	(7,027)
Net loss	—	—	—	—	—	(7,590)	(7,590)
Balance, June 30, 2021	58,076,019	1	11,031,294	—	14,519	(29,137)	(14,617)
Net loss	—	—	—	—	—	(10,834)	(10,834)
Balance, September 30, 2021	58,076,019	$1	11,031,294	$—	$14,519	$(39,971)	$(25,451)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(84,539)	$(27,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,477	392
Amortization of intangible assets	3,352	—
Stock-based compensation expense	33,616	4,942
Bad debt allowance	11	4
Inventory valuation allowance	323	(17)
Loss on disposal of property and equipment	252	—
Change in fair value - Convertible Notes	—	5,067
Change in fair value - Warrant	—	10
Amortization of debt issuance costs	2,791	1,721
Changes in operating assets and liabilities:
Accounts receivable	(68)	(85)
Inventory	2	(370)
Prepaid expenses and other current assets	976	(5,110)
Other assets	2,326	115
Accounts payable	5,114	1,673
Operating lease liabilities	6	—
Accrued liabilities	(4,849)	4,200
Net cash used in operating activities	(37,210)	(15,280)

Investing Activities:
Purchases of property and equipment	(40,863)	(14,193)
Asset acquisition	(25,813)	—
Business combination, net of cash acquired	(90,552)	—
Net cash used in investing activities	(157,228)	(14,193)

Financing Activities:
Proceeds from issuance of Convertible Notes, net	—	26,000
Proceeds from financing obligations	333	3,529
Proceeds from issuance of debt	119,351	26,793
Payment of debt issuance costs	(2,342)	(1,448)
Repayment of debt	—	(10,654)
Net cash provided by financing activities	117,342	44,220
Net (decrease) increase in cash and cash equivalents and restricted cash	(77,096)	14,747
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	101,077	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$23,981	$14,792

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$4,227	$10,376
Restricted cash and cash equivalents	19,754	4,416
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$23,981	$14,792

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$388	$—
Reduction of right-of-use asset and associated lease liability due to lease cancellation	$(203)	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,168	$3,062
Stock-based compensation capitalized to property and equipment, net	$222	$—
Non-cash financing obligation activity	$840	$—
Issuance of common stock related to modification of line of credit	$17,416	$—
Non-cash proceeds from issuance of Convertible Notes for services provided	$—	$50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and the Company's products are non-GMO and use significantly less pesticides and herbicides than traditional farming operations.

On April 4, 2022, the Company acquired California-based complementary indoor farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operate under the name Pete’s ("Pete's"). Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two in California and one in Georgia. The Georgia facility became operational in July 2022. Pete’s has distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Pete’s primary products include living butter lettuce as well as packaged salad and cress. See Note 3, Acquisitions, for additional discussion of the Pete's Acquisition.
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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2021 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021, its cash flows for the nine months ended September 30, 2022 and 2021, and its stockholders' equity (accumulated deficit) as of September 30, 2022. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any future period. The Condensed Consolidated Balance Sheet at December 31, 2021, was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
There have been no material changes or updates to the Company’s significant accounting policies from those described in the Annual Financial Statements and as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

New Accounting Pronouncements
There have been no new accounting pronouncements recently issued or newly effective that had or are expected to have a material impact on the Unaudited Condensed Consolidated Financial Statements apart from those described in the Annual Financial Statements.

3. Acquisitions

Business Combination
On April 4, 2022, the Company acquired 100% of the shares of Pete’s. The purchase price consideration for the acquisition was $92.5 million in cash (subject to customary adjustments) and 5,654,600 shares of Local Bounti common stock, which had an original consideration, at the time of signing, of $30.0 million and a fair value of $50.9 million as of the closing date of the Pete's Acquisition. The acquisition has been accounted for as a business combination. The Company acquired Pete’s in order to leverage Pete's operational scale and retail distribution footprint to create a leading, scaled CEA operator with a national distribution footprint and access to approximately 10,000 retail doors.
Acquisition related costs of $204 thousand and $4,449 thousand were included in selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.
The purchase consideration was preliminary allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. Goodwill is primarily attributable to the assembled workforce and expanded market opportunities and was allocated to the Company's single reporting unit. The goodwill is deductible for tax purposes over 15 years and a 338(h)(10) election was filed to step up the tax basis of the assets acquired to fair value.
The preliminary allocation is as follows (in thousands):

Intangible assets	$52,300
Goodwill	38,476
Assets acquired	56,454
Liabilities assumed	(3,776)
Total fair value of net assets acquired:	$143,454
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed twelve months. The purchase price allocation is subject to future adjustments related to income taxes or other contingencies.
The following table sets forth the fair value of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

Customer relationships	$40,200
Trade name	7,400
Non-compete agreements	4,700
Total:	$52,300
The useful life of the customer relationships, trade name, and non-compete agreements are approximately 16 years, seven years, and 18 months, respectively. Amortization expense of intangible assets was $1,256 thousand and $3,352 thousand for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, future amortization expense is expected to be as follows (in thousands):

Remainder of 2022	$1,676
2023	5,920
2024	3,570
2025	3,570
2026	3,570
Thereafter	30,643
Total	$48,949

Pro forma financial information
The following unaudited pro forma results of operations have been prepared as though the business combination of Local Bounti and Pete's was completed on January 1, 2021. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future. Non-recurring pro forma adjustments including acquisition-related costs directly attributable to the acquisition are included within the reported pro forma revenue and net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Sales	$6,285	$6,010	$18,767	$17,423
Net loss	$(27,104)	$(15,847)	$(85,424)	$(53,272)
Asset Acquisition
On April 4, 2022, in connection with consummating the Pete's Acquisition, Pete’s acquired the properties previously being leased by Pete’s from STORE Master Funding XVIII, LLC ("STORE") pursuant to certain sale-leaseback agreements between Pete’s and STORE for an aggregate cash purchase price of $25.8 million (the "Property Acquisition").
The Company accounted for the properties as an asset acquisition as substantially all of the fair value of the acquisition is concentrated in a single asset or group of similar identifiable assets.
The following table sets forth the fair value of the identifiable assets acquired as of the date of the acquisition (in thousands):

Land	$13,800
Construction-in-progress	12,013
Total:	$25,813

4. Inventory
Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$2,106	$612
Work-in-process	291	173
Finished goods	1,798	69
Consignment	—	163
Inventory valuation allowance	(418)	(95)
Total inventory, net	$3,777	$922

5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Machinery, equipment, and vehicles	$30,752	$3,683
Land	18,469	4,122
Buildings and leasehold improvements	53,670	14,141
Construction-in-progress	41,908	16,375
Less: Accumulated depreciation	(4,436)	(971)
Property and equipment, net	$140,363	$37,350
Depreciation expense related to property and equipment was $1,651 thousand and $142 thousand for the three months ended September 30, 2022 and 2021, respectively, and $3,477 thousand and $392 thousand for the nine months ended September 30, 2022 and 2021, respectively.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Construction	$2,939	$11,192
Insurance	272	2,582
Payroll	775	792
Production	957	461
Professional services	709	273
Software	348	—
Other	712	720
Total accrued liabilities	$6,712	$16,020
7. Debt
Debt consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Subordinated Facility	$42,500	$16,293
Senior Facility	93,144	—
Unamortized deferred financing costs	(22,060)	(5,094)
Total debt	$113,584	$11,199

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

First Amendment of the Original Credit Agreements

On March 14, 2022, the Company entered into an amendment to the Original Credit Agreements (the "First Amendment") to amend the Original Credit Agreements and the Original Facilities (as amended, the "Amended Facilities"), subject to and effective upon closing the Pete’s Acquisition. On April 4, 2022, the First Amendment

became effective whereby (a) the Pete’s Acquisition was funded pursuant to the Amended Facilities, (b) the aggregate commitment amount of the Original Facilities was reduced to $170.0 million, (c) the minimum liquidity covenant was reduced from $30.0 million to $20.0 million (inclusive of existing restricted cash on the Condensed Consolidated Balance Sheets), and (d) the interest rate of each of the Senior Facility and the Subordinated Facility increased by 2%, among other matters. Pursuant to the First Amendment, in connection with the closing of the Pete's Acquisition, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of common stock to Cargill Financial. The First Amendment was accounted for as a modification to a line of credit. Accordingly, the Company wrote off unamortized debt issuance costs in proportion to the decrease in borrowing capacity of the Original Credit Agreements of $735 thousand. The write-off amount was recorded as interest expense in the Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2022. The First Amendment fee of $2.0 million and the issued 1,932,931 shares of common stock with a fair value at the time of issuance of $17.4 million was recorded as additional debt discount and is amortized to interest expense over the remaining term of the Amended Facilities agreement on a straight-line basis.
The interest rate on the Subordinated Facility subsequent to the First Amendment is 12.5% per annum, with accrued interest on the agreement paid quarterly in arrears on the last business day of each calendar quarter, commencing the last business day of the calendar quarter ended December 31, 2021, and on the maturity date of September 3, 2028.
The interest rate on the Senior Facility subsequent to the First Amendment is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio). Principal payments are due on the maturity date of the Senior Facility and the Subordinated Facility on September 3, 2028.

Second Amendment of the Original Credit Agreements

On August 11, 2022, the Company, along with certain subsidiaries of the Company, entered into a second amendment to the Amended Facilities (the "Second Amendment") with Cargill Financial to amend the Amended Facilities. The Second Amendment provides that, until the earliest to occur of (x) the occurrence of any event of default, (y) the effective date of a qualified equity financing and (z) March 31, 2024, (a) the requirement for the minimum interest amount for the Senior Facility and the Subordinated Facility is reduced to an amount equal to the greater of (i) $0 and (ii) the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility in respect of term loans outstanding for a period of four calendar quarters.

The Company is required to have an interest reserve account which is shown as restricted cash and cash equivalents on the Company's Unaudited Condensed Consolidated Balance Sheets. In effect, the Second Amendment reduces the minimum interest amount from the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility for a period of eight calendar quarters down to a period of four calendar quarters, as described above. In addition, the Senior Facility also requires that two quarters of principal be reserved by applying a ten-year amortization schedule to the outstanding principal balance. In accordance with the Second Amendment, the balance of the Company's interest reserve account was $19,754 thousand at September 30, 2022 as compared to $4,416 thousand at December 31, 2021.

The Amended Facilities also contains certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company’s ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company, including its intellectual property. The Company was in compliance with all applicable covenants as of September 30, 2022.

In September 2022, the Company borrowed an additional $7,470 thousand under the term loan. The Amended Facilities have an unused revolving line commitment fee in an amount of 125 basis points per annum of the unused portion of the Amended Facilities.

8. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	September 30, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds, included in cash and cash equivalents	$4,167	$—	$—
Total	$4,167	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds, included in cash and cash equivalents	$96,661	$—	$—
Total	$96,661	$—	$—

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

As of September 30, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values. As of September 30, 2022 and December 31, 2021, the Company had no transfers between levels of the fair value hierarchy of its liabilities measured at fair value.
9. Stock-Based Compensation

Restricted Common Stock Awards and Restricted Stock Units

A summary of the restricted stock units ("RSUs") and restricted common stock awards ("RSAs") activity for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Average Grant-Date Fair Value	Number of RSAs	Average Grant-Date Fair Value
Unvested at December 31, 2021	2,395,789	$9.73	5,479,451	$1.80
Granted	9,117,579	$5.87	—	$—
Forfeited	(211,578)	$10.13	—	$—
Vested, Settled	(1,128,825)	$7.09	(594,081)	$2.51
Vested, Unsettled	700,058	$5.67	—	$—
Unvested and outstanding at September 30, 2022	10,873,023	$6.43	4,885,370	$1.71

The total expense value of RSUs for the three and nine months ended September 30, 2022 was $9,066 thousand and $30,017 thousand. There was no expense for RSUs for the three and nine months ended September 30, 2021. As of September 30, 2022, the total compensation cost related to unvested RSUs not yet recognized is $40,767 thousand and is expected to be recognized over a weighted average period of 2.48 years.

The total expense of RSAs for the three and nine months ended September 30, 2022 was $1,841 thousand and $3,599 thousand. As of September 30, 2022, the total compensation cost related to unvested RSAs not yet recognized is $3,237 thousand and is expected to be recognized over a weighted average period of 1.81 years.

10. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company’s unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Diluted net loss per common share adjusts basic net loss per share attributable to common stockholders to give effect to all potential common shares that were dilutive and outstanding during the period. For the three and nine months ended September 30, 2022 and 2021, no instrument was determined to have a dilutive effect under the treasury method.

The following table sets forth the computation of the Company’s net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(27,104)	$(10,834)	$(84,539)	$(27,822)
Weighted average common stock outstanding, basic and diluted	89,245,019	49,131,555	86,318,432	49,131,555
Net loss per common share, basic and diluted	$(0.30)	$(0.22)	$(0.98)	$(0.57)

The following table presents the shares outstanding that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share as the impact would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted Stock	5,011,044	10,932,957	5,224,392	10,544,769
Convertible Notes	—	3,224,068	—	2,097,547
Warrants	11,539,296	297,450	11,539,299	209,195
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
12. Subsequent Events

The Company has evaluated subsequent events from September 30, 2022 through the date the Unaudited Condensed Consolidated Financial Statements were issued and identified the following:

Private Placement

On October 21, 2022 (the "Agreement Date"), the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain purchasers (the "Purchasers"), pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement, shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock") at a purchase price of $2.50 per share (the "Private Placement"). The closing price of the Common Stock on the New York Stock Exchange on October 20, 2022 (the last trading day before the Agreement Date), was $2.50 per share.

    Pursuant to the Securities Purchase Agreement, the Company agreed to sell and the Purchasers agreed to purchase 9,320,000 shares (the "Common Shares") of Common Stock resulting in gross proceeds to the Company of approximately $23.3 million before deducting estimated offering expenses. Affiliates of certain members of our Board of Directors and certain executive officers purchased an aggregate of 280,000 shares of Common Stock in the Private Placement. The Company expects to use the net proceeds for general corporate purposes.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with the Purchasers, pursuant to which the Company agrees to register for resale the Common Shares (the "Registrable Securities"). Under the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale by the Purchasers of the Registrable Securities within 10 business days of the closing of the Securities Purchase Agreement. The registration statement was filed on October 24, 2022. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until such time as there are no longer Registrable Securities held by the Purchasers. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities.

The Company has granted the Purchasers customary indemnification rights in connection with the registration statement, including for liabilities arising under the Securities Act of 1933, as amended. The Purchasers have also granted the Company customary indemnification rights in connection with the registration statement.

There have been no other events or transactions that occurred subsequent to September 30, 2022 that require recognition or disclosure.

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
Overview

Local Bounti was founded in August 2018 and is headquartered in Hamilton, Montana. We are a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. Our vision is to deliver the freshest locally grown produce over the fewest food miles possible. We are a controlled environment agriculture ("CEA") company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through our CEA process, it is our goal to produce our products in an environmentally sustainable manner that will increase harvest efficiency, limit water usage and reduce the carbon footprint of the production and distribution process. The environmental greenhouse conditions help to ensure nutritional value and taste, and our products are non-GMO and use significantly less pesticides and herbicides than traditional farming operations. Our sustainable growing practices use 90% less land and 90% less water than conventional farming methods.

On April 4, 2022, we acquired Pete’s. Pete’s is a California-based indoor farming company with a distribution to approximately 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Pete's has three greenhouse growing facilities, including two in California and one in Georgia which became operational in July 2022. The new Georgia facility will provide additional capacity to meet existing demand from our retail customers. Pete’s primary products include living butter lettuce – where it is a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged salad and cress. Pete’s has been in operation for over 50 years while focusing the last 25 years in leafy greens and has long-standing relationships with the majority of its customers. We plan to install our patent pending Stack & Flow Technology™ at Pete’s facilities, combining the best aspects of vertical and greenhouse growing technologies to deliver higher yields of diverse leafy greens at superior unit economics.

We derive the majority of our revenue from the sale of produce. We grow and package fresh greens that are sold into existing markets and channels such as food retailers and food service distributors from our Montana facility and two California facilities, and beginning in the third quarter of 2022, from our new Georgia facility. Sales are recognized at a point in time when control of the goods is transferred to the customer.

We periodically offer sales incentives to our customers, including temporary price reductions. We anticipate that these promotional activities could impact sales and that changes in such activities could impact period-over-period results. Sales may also vary from period to period depending on the purchase orders we receive, the volume and mix of products sold and the channels through which our products are sold. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from in the fourth quarter of 2022 and beyond.

We intend to increase our production capacity and expand our reach to new markets, new geographies, and new customers through either the building of new facilities or through the acquisition of existing greenhouse facilities which we will update with our Stack & Flow Technology™. We conduct an ongoing build-versus-buy analysis whenever we decide to build a new facility or acquire an existing facility. We also expect to expand our product offering to new varieties of fresh greens, herbs, berries, and other produce. Additionally, we evaluate commercial opportunities as part of these expansion efforts on an ongoing basis.

In October 2022, we signed a five-year offtake agreement with Sam’s Club for our leafy greens production starting at our greenhouse facility in Georgia. We continue to advance our expansion of the Georgia facility, which will double the existing footprint and further enhance capacity with the addition of our Stack & Flow TechnologyTM to meet pent up demand for Local Bounti packaged salads to current customers and open the opportunity to earn new business in that region.
The Pasco, Washington facility continues to progress, with anticipated completion in the third quarter of 2023. This facility will be comprised of multiple stack zones and three acres of greenhouse.

We selected Mount Pleasant, Texas as the site for our next facility. This location was selected based on customer demand and proximity to existing customers' distribution networks. We are working through the closing process for the parcel, which is expected to be completed toward the end of November 2022, with construction activities beginning shortly thereafter. The Texas facility will be comprised of a six-acre greenhouse facility and multiple stack zones. We anticipate the facility will be operational in the fourth quarter of 2023.

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

More information on our key environmental, social and governance ("ESG") programs, goals and commitments, and key metrics can be found in our 2021 sustainability report, which is available on our website. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

•complete construction and commission the Pasco, Washington facility and invest in additional CEA facilities in the future, including our next facility in Mount Pleasant, Texas;

•integrate Pete's operations into our business;

•invest in product innovation and development;

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses, including increased finance, legal and accounting expenses associated with being a public company, and growing operations.

Results of Operations

Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(in thousands)			(in thousands)
Sales	$6,285	$159	6,126	$12,836	$324	12,512
Cost of goods sold	5,015	155	4,860	11,535	281	11,254
Gross profit	1,270	4	1,266	1,301	43	1,258
Operating expenses:
Research and development	3,019	1,418	1,601	8,933	2,573	6,360
Selling, general and administrative	20,239	4,269	15,970	64,741	15,525	49,216
Total operating expenses	23,258	5,687	17,571	73,674	18,098	55,576
Loss from operations	(21,988)	(5,683)	(16,305)	(72,373)	(18,055)	(54,318)
Other income (expense):
Management fee income	38	18	20	96	62	34
Convertible Notes fair value adjustment	—	(2,083)	2,083	—	(5,067)	5,067
Interest expense, net	(5,154)	(3,079)	(2,075)	(12,262)	(4,752)	(7,510)
Other income and expense	—	(7)	7	—	(10)	10
Net loss	$(27,104)	$(10,834)	(16,270)	$(84,539)	$(27,822)	(56,717)

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

Sale of Produce

We derive the majority of our revenue from the sale of produce. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from in the fourth quarter of 2022 and beyond.

Sale of produce increased by $6,126 thousand to $6,285 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Sales of produce increased by $12,512 thousand to $12,836 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase for both periods was due primarily to the acquisition of Pete's at the beginning of April 2022, which added more than 10,000 retail locations nationwide.

Cost of Goods Sold

Cost of goods sold consists primarily of costs related to growing produce at our greenhouse facilities, including labor, seeds and other input supplies, packaging materials, depreciation, stock-based compensation, and utilities. We expect that, over time, cost of goods sold will decrease as a percentage of sales, as a result of scaling our business.

Cost of goods sold increased by $4,860 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to proportionate increases in product sales during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Cost of goods sold increased by $11,254 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, mostly due to proportionate increases in product sales during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Cost of goods sold also increased in the nine months ended September 30, 2022 due to the fair value step-up to expected selling price of acquired inventory from the April 2022 Pete's Acquisition. This acquired inventory was subsequently sold during the second quarter at the stepped-up value or at a zero margin, which negatively impacted year-to-date gross margin by $1,042 or 8.1%. Additionally, cost of goods sold was negatively impacted for the nine months ended September 30, 2022 due to temporary supply chain challenges with suppliers at our California facilities during the second quarter, which resulted in higher costs to fill orders. These temporary supply chain challenges have since been resolved.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, including salaries, stock-based compensation, and related benefits, overhead (including depreciation, utilities and other related allocated expenses), and supplies and services related to the development of our growing processes. Our research and development efforts are focused on the development of our processes utilizing our CEA facility, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including berries. We focus our research and development efforts on areas that we believe will generate future revenue and grow our intellectual property portfolio across process improvements, genetics, computer, vision, artificial intelligence, and process controls.

Due to our ongoing research and development, we are currently generating approximately 26 crop turns annually for our commercial loose-leaf lettuce, which compares to approximately 17 to 22 turns annually as of December 31, 2021. We expect that, over the long term, research and development will decrease as a percentage of sales, as a result of the establishment of our growing process.

Research and development costs increased by $1,601 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Research and development costs increased by $6,360 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase for both periods was due to increased investment in personnel, materials, supplies, and facility capacity as we continue to expand our product offering and refine our growing process. We incurred costs for research and development of our production, harvesting, and post-harvest packaging techniques and processes, as well as production surplus costs related to the development of our production process.

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

Selling, general, and administrative expenses increased by $15,970 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $9,472 thousand increase in stock-based compensation expense driven by the vesting of stock awards, a $2,721 thousand increase in employee salaries, wages, and benefits due to increased headcount from Company growth and to support operations as a public company, a $1,260 thousand increase in amortization of intangibles acquired as part of the Pete's Acquisition, a $944 thousand increase in insurance costs, and a $959 thousand increase in professional legal, accounting, and consulting fees.

Selling, general, and administrative expenses increased by $49,216 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $27,203 thousand increase in stock-based compensation expense driven by the vesting of stock awards, a $10,219 thousand increase in employee salaries, wages, and benefits due to increased headcount from Company growth and to support operations as a public company, a $4,449 thousand increase in transaction costs due to the acquisition of Pete's, a $3,357 thousand increase in amortization of intangibles acquired as part of the Pete's Acquisition, a $2,608 thousand increase in insurance costs, and a $2,360 thousand increase in professional legal, accounting, and consulting fees.

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

There was no Convertible Notes fair value adjustment for the three and nine months ended September 30, 2022 as all the Convertible Notes were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Interest Expense, net

Interest expense consists primarily of interest expense related to the loans with Cargill Financial and interest recognized per the terms of our financing obligation related to the Montana facility.

Interest expense, net increased by $2,075 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is primarily due to a $26,207 thousand increase in the principal amount outstanding on the Subordinated Facility and a $93,144 thousand increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase as compared to the prior year period, which resulted in an additional interest expense of $3,808 thousand as compared to the prior year period. Additional interest expense of $932 thousand was incurred from amortization of loan origination fees for the loans with Cargill Financial. This increase was partially offset by a decrease in interest expense of $491 thousand related to a $10,000 thousand term loan with Cargill Financial that was paid off in September 2021 and a decrease in interest expense of $525 thousand related to our Convertible Notes which were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Interest expense, net increased by $7,510 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to a $26,207 thousand increase in the principal amount outstanding on the Subordinated Facility and a $93,144 thousand increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase as compared to the prior year period, which resulted in an additional interest expense of $7,163 thousand. Additional interest expense of $1,864 thousand was incurred from amortization of loan origination fees for the loans with Cargill Financial and $735 thousand of unamortized debt issuance costs that were written off in connection with the First Amendment as described in Note 7, Debt. This increase was offset by a decrease in interest expense of $1,194 thousand related to a $10,000 thousand term loan with Cargill Financial that was paid off in September 2021 and a decrease of $1,364 thousand related to our Convertible Notes which were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At September 30, 2022, we had an accumulated deficit of $152,781 thousand and cash of $23,981 thousand comprised of $4,227 cash and cash equivalents and $19,754 restricted cash and cash equivalents used to service our debt with Cargill Financial. On October 21, 2021, we entered into an agreement to issue 9,320,000 shares of Common Stock at a purchase price of $2.50 per share. The gross proceeds to the Company from the sale of these shares was approximately $23.3 million. See Note 12, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements for additional information.

As of September 30, 2022, the principal amounts due under our credit facilities with Cargill Financial totaled $135.6 million, none of which is classified as current. Availability for reimbursement of construction costs under the credit facility is limited up to 75% of construction costs with the remaining 25% of such costs financed internally from operating cash flow and/or with Local Bounti capital. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of this debt instrument, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity are cash on hand, cash flows generated from the sale of our products, and a credit facility with Cargill Financial. Cash expenditures over the next 12 months are expected to include interest payments on debt obligations, employee wages and related benefits, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies and facility maintenance costs, and construction/expansion of our growing facilities.

We believe that our current cash position, cash flow from operations, borrowing capacity of $34.4 million under our credit facility with Cargill Financial, and equity financing as described above and in Note 12, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements are sufficient to fund our cash requirements for the next 12 months. We expect that we will need to access the capital markets to finance future cash requirements, which may not occur timely or on satisfactory terms, if at all, and agree to burdensome covenants, grant further security interests in our assets or enter into equity arrangements on terms that are not favorable and dilutive to existing shareholders. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to curtail operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility whereby Cargill Financial agreed to make advances to the Company of up to $150.0 million and $50.0 million, respectively. Subsequent to the First Amendment as described in Note 7, Debt, the aggregate commitment amount was reduced to $170.0 million and the interest rate on the Subordinated Facility increased by 2% to 12.5% per annum and the interest rate on the Senior Facility is equal to the SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio). Accrued interest is paid quarterly in arrears on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending December 31, 2021 through the maturity date of September 3, 2028. As of September 30, 2022, a total of $42,500 thousand $93,144 was outstanding on the Subordinated Facility and the Senior Facility, respectively. The Subordinated Facility and the Senior Facility are included in "Long-term debt" on the Condensed Consolidated Balance Sheet. We are required to maintain cash on hand to cover four quarters of cash interest payments and two quarters of principal for the Senior Facility calculated by applying a ten-year amortization schedule to the outstanding principal balance. This amount totals $19.8 million and is reflected in the Unaudited Condensed Consolidated Balance Sheet as restricted cash and cash equivalents at September 30, 2022.

At September 30, 2022, our payment obligations for the Subordinated Facility and the Senior Facility are as follows(1):

(in thousands)
Remainder of 2022	$5,174
2023	20,697
2024	30,012
2025	30,012
2026	30,012
Thereafter	142,507
Total	$258,414
_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 12.1% interest rate for the Senior Facility effective as of October 1, 2022. The calculation also includes an unused commitment fee of 1.25%.

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Nine Months Ended September 30,
	(in thousands)
	2022	2021
Net cash used in operating activities	$(37,210)	$(15,280)
Net cash used in investing activities	(157,228)	(14,193)
Net cash provided by financing activities	117,342	44,220
Cash and cash equivalents and restricted cash at beginning of period	101,077	45
Cash and cash equivalents and restricted cash at end of period	$23,981	$14,792

Net Cash Used In Operating Activities

Net cash used in operating activities was $37,210 thousand for the nine months ended September 30, 2022 due to a net loss of $84,539 thousand, partially offset by non-cash activities of $33,616 thousand in stock-based compensation expense, $2,791 thousand in amortization of debt issuance costs, $3,477 thousand in depreciation expense, $3,352 thousand in amortization expense, and $3,507 thousand net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $15,280 thousand for the nine months ended September 30, 2021 due to a net loss of $27,822 thousand, partially offset by non-cash activities of $4,942 thousand in stock-based compensation expense, $5,067 thousand in fair value adjustments to the Convertible Notes, $1,721 thousand in amortization of debt issuance costs, $392 thousand in depreciation expense, and $423 thousand net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $157,228 thousand for the nine months ended September 30, 2022, due primarily to the acquisitions described in Note 3, Acquisitions, including the Pete's Acquisition for net cash outlay of $90,552 thousand and the Property Acquisition for net cash outlay of $25,813 thousand. Additional cash used in investing activities related to $40,863 thousand of purchases of equipment and other items for the Washington, Georgia, and Montana CEA facilities.

Net cash used in investing activities was $14,193 thousand for the nine months ended September 30, 2021, due to purchases of property and equipment and other items related to the expansion of the Montana facility and the purchase of land for the Pasco, Washington facility.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $117,342 thousand for the nine months ended September 30, 2022, due primarily to $119,351 thousand of proceeds from the issuance of debt with Cargill Financial. This was partially offset by the payment of debt issuance costs of $2,342 thousand.

Net cash provided by financing activities was $44,220 thousand for the nine months ended September 30, 2021, due to proceeds of $26,000 thousand from the issuance of Convertible Notes, proceeds of $26,793 thousand from the issuance of long-term debt, and proceeds of $3,529 thousand from financing obligations related to the sale leaseback transaction with Grow Bitterroot for the Montana facility. This increase was partially offset by a $10,654 thousand cash repayment of debt and $1,448 thousand in debt issuance costs.

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 and our quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2022.

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2 of the Unaudited Condensed Consolidated Financial Statements, which is incorporated into this Item 2 by reference thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this information is not required.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to the continuing material weakness in internal control over financial reporting related to the lack of adequate finance and accounting personnel as disclosed in "Part II. Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Changes in Internal Control over Financial Reporting

Other than as described above, no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the nine months ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report that were not previously reported in a Current Report on Form 8-K.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of June 17, 2021, by and among Leo Holdings III Corp, Longleaf Merger Sub, Inc., Longleaf Merger Sub II, LLC, and Local Bounti Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

2.2
Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and (i) the Hollandia Produce Group, Inc. Employee Stock Ownership Trust, (ii) Mosaic Capital Investors I, LP, True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P., (iii) Mosaic Capital Investors LLC, solely in its capacity as Sellers’ Representative, (iv) Hollandia Produce Group, Inc., and (v) Local Bounti Operating Company LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2022).

2.3
Unit Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation, Local Bounti Operating Company LLC, and each of the holders of Class B Common Units of Hollandia Produce GA, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2022).

2.4
Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation, Local Bounti Operating Company LLC, Mosaic Capital Investors I, LP, True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P., and Hollandia Produce Ga Investor Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2022).

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

10.2	Securities Purchase Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Purchasers named therein.
10.3	Registration Rights Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Purchasers named therein.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Co-Chief Executive Officer
Date: November 14, 2022
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: November 14, 2022
(Principal Financial and Accounting Officer)