Form 10-K
period 2022-12-31
Local Bounti Corporation/DE
filed 2023-03-31
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $175.3 million as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Local Bounti Corporation's common stock was 104,489,422 at March 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 20, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as "expect," "anticipate," "believe," "continue," "estimate," "intend," "may," "plan," "project," "seek," "should," "target," "will," or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, without limitation, statements regarding our ability to raise capital in the future, future financial performance, business strategies including future acquisitions, expansion plans including construction of future CEA facilities, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Annual Report on Form 10-K. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

•Local Bounti's ability to generate revenue;
•the risk that Local Bounti may never achieve or sustain profitability;
•the risk that Local Bounti could fail to effectively manage its future growth;
•the risk that Local Bounti will fail to obtain additional necessary capital when needed on acceptable terms or at all;
•Local Bounti's ability to complete the build out of its current or additional facilities in the future;
•Local Bounti's reliance on third parties for construction, the risk of delays relating to material delivery and supply chains, and fluctuating material prices;
•Local Bounti's ability to scale its operations and decrease its cost of goods sold over time;
•the potential for damage to or problems with Local Bounti's CEA facilities;
•the impact that current or future acquisitions, investments or expansions of scope of existing relationships have on Local Bounti's business, financial condition and results of operations;
•unknown liabilities that may be assumed in acquisitions;
•restrictions contained in Local Bounti's debt facility agreements with Cargill Financial Services International, Inc. ("Cargill Financial");
•Local Bounti's ability to attract and retain qualified employees;
•Local Bounti's ability to develop and maintain its brand or brands;
•Local Bounti's ability to achieve its sustainability goals;
•Local Bounti's ability to maintain its company culture or focus on its vision as it grows;
•Local Bounti's ability to execute on its growth strategy;
•the risk of diseases and pests destroying crops;
•Local Bounti's ability to compete successfully in the highly competitive natural food market;
•Local Bounti's ability to defend itself against intellectual property infringement claims;
•Local Bounti's ability to effectively integrate the recently acquired operations of Hollandia Produce Group, Inc., a Delaware corporation, and its subsidiaries (collectively, "Pete's") into its existing operations;
•changes in consumer preferences, perception, and spending habits in the food industry;
•the risk that seasonality may adversely impact Local Bounti's results of operations;
•Local Bounti's ability to repay, refinance, restructure, or extend its indebtedness as it comes due;
•Local Bounti's ability to comply with the continued listing requirements of the NYSE; and
•the other factors discussed in Item 1A, "Risk Factors" of this Annual Report on Form 10-K and any updates to those factors set forth in Local Bounti's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

The forward-looking statements contained herein are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to, the Risk Factors identified in Part I, Item 1A of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements. The forward-looking statements made by us in this Annual Report on Form 10-K speak only as of the date made. Local Bounti undertakes no obligation, other than as required by applicable law, to update or revise its forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.
Additional Information

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the "Company," "Local Bounti," "we," "us," "our" and similar terms refer to Local Bounti Corporation (f/k/a Leo Holdings III Corp ("Leo")) and its consolidated subsidiaries (including Local Bounti Operating Company LLC or "Legacy Local Bounti"). References to "Leo" refer to our predecessor company prior to the consummation of the business combination of Local Bounti and Leo on November 19, 2021 (the "Business Combination").
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
Company Overview
Local Bounti is a controlled environment agriculture (“CEA”) company that produces sustainably grown produce, focused today on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patent pending Stack & Flow Technology™ to grow healthy food sustainably and affordably. Our proprietary process is a hybrid, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology™ to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the ‘Stack’ and ‘Flow’ components of our growing system helps to ensure healthy, nutritious, consistent, and delicious products that are non-genetically modified organisms (“non-GMO”). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.
Our first CEA facility in Hamilton, Montana (the “Montana Facility”) commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. Immediately after expansion, this facility was dedicated equally to commercial production and research and development that focused on new products, technology and system design. Today, the majority of the Montana Facility is dedicated to commercial production, but we continue to utilize dedicated space for research and development to improve our existing and future facilities.
On April 4, 2022, Local Bounti acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operate under the name Pete's ("Pete's"). Through the Pete's acquisition, we significantly increased our growing footprint, now operating three additional greenhouse growing facilities, including two in California and one in Georgia, the latter of which became operational in July 2022. We now have distribution to over 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Today, our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged salad and cress.

Local Bounti's founders are Craig M. Hurlbert and Travis M. Joyner, business partners with a track record of building and managing capital-intensive, commodity-based businesses in energy, water, and industrial technology. After initially setting out to invest in a CEA business, Craig and Travis could not find a suitable existing business or technology in which to invest. Instead, they took a clean sheet approach and began to build a business with long-term CEA leadership in mind and a focus on unit economics and sustainability. With this background, we created our high-yield and low-cost Stack & Flow Technology™. Local Bounti plans to install its patent pending Stack & Flow

Technology™ at its California facilities, combining the best aspects of vertical farming and greenhouse growing technologies to deliver higher yields of diverse leafy greens with superior unit economics.
Business Summary
Our differentiation is rooted in our focus on unit economics, and is compounded by our modular and locally distributed facility strategy, brand and product diversity, and a strong focus on sustainability.

Our focus on unit economics defines our execution strategy, which underpins our value proposition and enhances value for all stakeholders as depicted in the diagram below.

Our hybrid facility design is at the core of our focus on unit economics and serves as a platform intended to grow margins through investment in technology and in the future, plant genetics. In our facility configuration, we grow plants during their early development period "stacked" in a space and energy efficient vertical nursery. This configuration reduces facility square footage and increases returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment greenhouses, where young plants accelerate growth when exposed to a specified set of conditions involving natural light, temperature, humidity, carbon dioxide, nutrients, pH balance, and other key elements. With this approach, we believe that once Stack & Flow Technology™ is fully commissioned at a facility, the facility will yield 1.5 to 2.0 times more produce than traditional hydroponic greenhouse farms.

Additionally, our greenhouse configuration is organized in a highly modular layout with our control center technology suite we are developing to centralize operational control. Our control center technology suite provides for remote monitoring of our operations to efficiently collect and analyze information to drive yields, reduce risk, and grow product more consistently.

We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to leverage our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally and sustainably grown produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we plan to update facilities using our Stack & Flow Technology™. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.

Local Bounti products are currently sold at more than 10,000 retail locations across 35 U.S. states and Canadian provinces primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Our stock keeping unit (“SKU”) assortment at the end of 2022 includes 25 SKUs across living and loose leaf lettuce, organic and conventional, cress and value add product lines. In the future, we seek to co-locate with nationally recognized distributors to leverage their existing networks and thereby further decrease the carbon footprint of duplicative distribution, and we are currently evaluating the implementation of this strategy through our existing distribution network.

We expect to continue to target new SKUs that incorporate spinach, kale, and arugula, which continue to grow in popularity in American households. We believe the power of our brands, including Local Bounti and Pete's, and the quality of our products allow customers and consumers to associate Local Bounti produce with freshness and sustainability, and choose our products to enhance their diets while safeguarding the environment. Paired with our geographically distributed production, we believe that our branding and SKU diversity will allow us to capture greater market share with customers and consumers who seek a diversity of leafy green produce and are oriented to locally produced, sustainable food.
Sustainability is at the core of our business focus, and our business directly addresses 12 of the 17 United Nations ("U.N.") Sustainable Development Goals. Our farming practices use 90% less land and water than traditional farming, and our usage of pesticides and herbicides is significantly lower as compared to field grown lettuce. Compared to field-grown loose leaf lettuce, our lettuce and herbs contain 10 to 1,000 times less bacteria than conventional farming, leading to a longer shelf life, which greatly reduces waste for both customers and consumers. Our local production facilities enable lower greenhouse gas emissions associated with transportation and provide greater access to fresh produce. We believe that our production methods also yield significantly greater worker welfare compared to traditional farming methods due to the type of farming inherent with the use of CEA technology (i.e., indoors). This is also central to our commitment to grow our people, which is as critical to us as growing our produce.
Market Overview
According to the U.N., by 2050, the global population is projected to be 9.8 billion with about 68% of the population living in an urban area, which presents challenges around energy, transportation, housing and food availability. In addition, consumer demands are challenging agriculture businesses to produce food in ways that are more safe, transparent, personalized and sustainable.

Expanding Global Agriculture Crisis. The world is facing a rapidly expanding global agriculture crisis. According to a report released by the U.N. and its partners in 2020, we will need significantly more capacity to produce approximately 70% more food to feed the world's population by 2050, but there will not be enough arable land and water for traditional agriculture to meet these needs. According to studies from The University of Sheffield, the world has lost more than 30% of its arable land in just the last 40 years, and approximately 60% of total global cropland has been depleted from irrigation usage. Significant enhancements in food production are also needed in the near term as the U.N. Food and Agriculture Organization estimates that a quarter of the world's population is "food insecure," which means it lacks consistent access to enough food for an active, healthy life. According to the international relief agency Mercy Corps, approximately nine million people die annually from hunger while approximately 10% to 30% of agricultural produce spoils before it is sold to consumers.

Increasing focus on healthy eating. Over the past few decades, there has been a growing consumer focus on healthy eating. Individuals are increasingly conscious of their diets and are opting for more fresh vegetables and produce. According to the International Food Information Council's 2019 Food and Health Survey of American Consumers, 75% of respondents claimed they were eating healthier than a decade ago, including limiting sugar intake, eating less carbohydrates and processed foods, eating more fruits and vegetables, and paying more attention to what they are putting into their bodies. As the trend toward fresh food continues, the market for vegetables and herbs in the United States is expected to reach $75 billion by 2025 and grow 15% annually, according to a report published by S2G Ventures.

Projected US Market Size by Environment, Vegetables & Fresh Cut Herbs ($B)*
Source: S2G report.

Demand for fresh and local produce. We believe consumers are increasingly drawn to local and sustainably grown food due to the freshness of the product, the taste, and a sense of supporting the local economy and environment. However, weather and geography limit the ability for traditional agriculture methods to provide most geographies with sufficient locally grown food year-round, or at all. For example, from November through March, approximately 90% of all leafy vegetables grown in the United States are sourced from Yuma County in southwest Arizona, according to the Yuma County Chamber of Commerce, which is hundreds of miles from where much of this food is ultimately consumed.
CEA Overview
CEA is a technology-oriented approach towards plant-based food production and employs enclosed structures to grow plants in a protected environment where optimal growing conditions are maintained. Drivers for growth of CEA include scarcity of resources, such as arable land, water and suitable climate, as well as changing climatic conditions putting increased stress on conventional farming practices. CEA involves increased control over variables which optimizes the plant growing conditions, resulting in higher plant quality and larger production volume while ensuring resource efficiency. These variables include temperature, humidity, carbon dioxide, light, nutrient concentration, and nutrient pH. With a stable control of the plant environment, CEA can provide secure, high quality produce, year-round production of previously seasonal produce and higher production volume compared to conventional farming on the same size land. Moreover, CEA allows for a more efficient use of land and fresh water (up to 90% less water and land than soil-based agriculture), reduced need to use fertilizer or pesticides, reduced carbon emissions as CEA allows operations to be located closer to end-users, reduced food waste, and avoidance of chemical runoff from broad applications of fertilizer and pesticides/ herbicides associated with field-based agriculture.

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

The rise of commercially viable CEA. CEA can offer the food industry resiliency and dependability beyond what traditional agriculture can offer. CEA can produce a broad array of product consistently, year- round, and despite weather or other adverse growing conditions. CEA can also be implemented locally, which reduces the supply-chain risk associated with distanced or international suppliers. Recent events, including the COVID-19 pandemic, have forced grocers, restaurants and other food providers to reconsider their supply chain risk and seek reliable and less variable suppliers. We believe that CEA represents an attractive alternative for industry players seeking greater reliability and will lead to further adoption.

On a more global basis, CEA addresses 12 of the 17 total U.N. Sustainable Development Goals, including:

U.N. Sustainable Development Goal	CEA Benefit

2) Zero Hunger	The flexibility of Local Bounti's locations enables access to fresh, local food from many parts of the world

6) Clean Water and Sanitation	Drastic reduction in water usage in Local Bounti facilities conserves resources and does not produce polluted runoff like traditional, field-based agriculture

7) Affordable and Clean Energy	Local Bounti facilities can be designed to be energy-efficient and sited with near renewable energy supply in the community and/or on-site, as well as take advantage of natural sunlight

8) Decent Work and Economic Growth	Local Bounti provides full time, full year, indoor jobs versus transient, outdoor and seasonal labor in traditional agriculture

9) Industry, Innovation and Infrastructure	Local Bounti spurs investment in sustainable and innovative infrastructure and technology, and provides jobs for local communities

11) Sustainable Cities and Communities	Local Bounti locates facilities in and near urban environments, increasing jobs, taxes and investment in cities

12) Responsible Consumption and Production	Due to reduction in transportation distance and controlled growing conditions, Local Bounti increases product shelf life and reduce food waste throughout the agricultural supply chain, as well as uses less land and fertilizer to grow more

13) Climate Action	Distributed, regional production potential of Local Bounti drastically reduces emissions from food supply chain transportation

14) Life Below Water	Local Bounti eliminates agricultural runoff and uses recycled plastics to reduce the pollution of aquatic habitats

15) Life on Land	Local Bounti utilizes 90% less land and has zero high nutrient runoff and thus reduces the impact on wildlife and the environment

16) Peace Justice and Strong Institutions	Local Bounti's company policies and values include anti-discrimination, human rights, and anti-bribery commitments

17) Partnerships for the Goals	Local Bounti participates in the UN Global Compact and is a member of the GRI Community and International Fresh Produce Association ("IFPA")

Large and growing market opportunity for CEA.

According to publicly available research, the U.S. market for fruit and vegetables has an estimated total addressable market of $75 billion. Local Bounti initially focused on the Western half of the United States, where we continue to see the Mountain and West regions as attractive target markets given their historical struggles with food scarcity and the greenfield opportunity for us to be the first large-scale CEA operator in many parts of this region. With the Pete's Acquisition, we now have two existing operational facilities in California and a newly constructed facility in Georgia, allowing us to capture a greater portion of the U.S. TAM. Our location selection analysis suggests that we will be able to build distributed, regional facilities that each serve multiple regional population centers, giving leverage to local production on a regional basis, including as we expand outside of the Western region of the United States. Additionally, we target initial addressable market facility expansion in states with favorable conditions for growth in light industrial production, including favorable state and local processes for facility siting, permitting, construction and operation. Additionally, we may target existing greenhouse or CEA operations for acquisitions if they are strategically located and meet our other business criteria, including, for example, the Pete's Acquisition.
Local Bounti Facility Locations

Our Solution

We believe Local Bounti is positioned as a disruptor to loose leaf lettuce, living lettuce and other produce production by changing the way food is grown with our Farm of the Future™, which focuses on driving profitable unit economics and is based on our patent pending Stack & Flow Technology™.

Our approach combines the features that we found most attractive from vertical farming and traditional hydroponic greenhouse growing to grow plants during their early development in our "stack" phase. This reduces facility square footage, drives capital expenditure and operating expenditure efficiency, increases the annual turns of the farm, and ultimately leads to increased returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment hydroponic greenhouses, where young plant growth is accelerated when exposed to a specified set of conditions, including natural light, temperature, humidity, carbon dioxide, nutrients, pH balance and other key variables.
Environment Control Variables
We believe that we are well-positioned to redefine environmental, social and governance ("ESG") standards for indoor agriculture while delivering the freshest and highest quality produce to local communities with minimal carbon footprint. The key components to Local Bounti's strategy are set forth below.
Unit economics focus with technology-driven approach. Local Bounti utilizes its proprietary Stack & Flow Technology™, which combines the best of vertical and greenhouse growing technologies, enabling superior unit economics and efficiencies across the production cycle. Plants spend early development in a stacked nursery design, reducing facility square footage. When the plants reach targeted maturity, they are transported to hydroponic greenhouses, which are arranged on horizontal planes with natural sunlight and other controlled environmental variables, resulting in optimal growth conditions specified for each type of plant as well as space and energy efficiency. With less land requirement and fewer days in the greenhouse, our technology enables lower capital expenditure, lower operating expenses, higher labor efficiency and higher yield, and retrofit potential that others lack compared to results published by greenhouse farms and other CEA operations.
Modular and distributed production. Local Bounti uses a modular building system, which reduces time and cost of construction. Facilities are designed for automation and efficiency without being capital intensive. Pre-engineered, off-the-shelf construction and in-house developed technologies are used, which help to lower risks of execution for building and commissioning new production facilities (or updating existing facilities). For pre-existing facilities like those acquired with the Pete's Acquisition, we expect to update facilities using our Stack & Flow Technology™. Our approach is to build geographically distributed production so we can provide customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. The Montana

Facility was built in 2019 and reached full commercial operation by the second half of 2020. The Montana Facility underwent an expansion, which was completed in the third quarter of 2021 and was fully commissioned in the fourth quarter of 2021. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally and sustainably grown produce delivered at peak freshness on a year-round basis. Additionally, we are developing a control center technology suite to enable remote monitoring of our operations to efficiently collect and analyze information to drive yields and grow better products.
Branded product with SKU diversity. Local Bounti products are currently sold at more than 10,000 retail locations across 35 U.S. states and Canadian provinces primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. We believe that customers and consumers will associate our brand with high quality, locally grown produce with better taste, freshness, and significantly longer shelf life. Our modular, distributed model and Stack & Flow Technology™ allows for high SKU diversity. At the end of 2022, Local Bounti offered 25 SKUs across living and loose leaf lettuce, organic and conventional, cress and value add product lines, and intends to continue to expand its SKUs to meet customer demand. We believe that SKU diversity in these markets will allow us to capture more in-store real estate and will result in consumer loyalty across multiple regional markets.
Local Bounti Product Offering

Montana Facility. Our Montana Facility was built in 2019 and reached commercial operations in the second half of 2020. The Montana Facility incorporates our patent pending Stack & Flow Technology™, including five operational greenhouses, a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. By leveraging our flexible modular approach, we completed an increase to the capacity of the Montana Facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021, which is now operational, and was fully commissioned in the fourth quarter of 2021. In October 2021, we acquired 20 acres of land adjacent to the Montana Facility for a potential research and development facility.
Pete's Facilities. We acquired Pete's in April 2022. Pete's has three operating facilities: the Carpinteria Facility, the Oxnard Facility, and the Georgia Facility.
Carpinteria Facility. Our Carpinteria Facility was originally built in 1976, with many additions happening over 30 years, the latest in the mid-2000s. The Carpinteria Facility incorporates nutrient film technique growing channels across 66 greenhouses totaling 15.2 acres (which does not include an additional 1.5 acres of propagation greenhouses in Carpinteria) and multiple harvesting and packaging rooms and uses proprietary packaging technology that transforms freshly harvested produce into packaged goods ready for retail sale.
Oxnard Facility. Our Oxnard Facility was built in 2011 and 2012. The facility sits on 41.5 acres, including 12.8 acres under glass. The Oxnard Facility uses multiple growing methods, including 77 greenhouses with ponds and 10 greenhouses using growing channels. The facility uses both conventional and organic growing methods and has a centralized harvesting and packaging room that transforms freshly harvested produce into packaged goods ready for retail sale.
Georgia Facility. Our Georgia Facility began operations in mid-2022. The facility sits on 30.4 acres of land and initially includes 3 acres under glass with 14 lines of channel growing systems. We will retrofit the Georgia Facility to incorporate our patent pending Stack & Flow Technology™. The facility also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. The Georgia site is laid out for potential future expansion up to 4x the size of the first phase that was recently completed and is currently undergoing expansion to 6 acres and the incorporation of our Stack & Flow Technology™.
Development Pipeline. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. We are currently building two new facilities. We expect to complete construction of our new facility in Mount Pleasant, Texas, in the fourth quarter of 2023 and our new facility in Pasco, Washington, in the first quarter of 2024. The Texas facility will be comprised of six acres of greenhouse and multiple stack zones. The Pasco facility will be comprised of three acres of greenhouse and multiple stack zones.
Grown with Fewer Pesticides and Herbicides. Local Bounti produce is grown with significantly less pesticides and herbicides than traditional field-grown produce, is non-GMO, and is certified with Harmonized Good Agricultural Practices under a GFSI benchmarked program.
Cargill Relationship. We have entered into credit agreements with Cargill Financial, as described in Note 7, Debt, of the Consolidated Financial Statements.

Our Competitive Strengths
We believe the following competitive strengths will enable us to capitalize on the expanding opportunity for CEA and locally grown produce.
Ability to drive production yield and lower costs. We designed and purpose-built our Farm of the Future™, which focuses on driving profitable unit economics and is based on our patent pending Stack & Flow Technology™. We are developing a centralized monitoring system which collects, organizes and analyzes data from distributed facilities. Our sophisticated data analytics enable us to continually improve the operations of our facilities and to centrally control key variables such as temperature, humidity, carbon dioxide, light, nutrients and pH balances. We have also implemented additional innovations that shorten growing cycles, improve production yield and lower costs, such as optimizing plant density to increase greenhouse production capacity. Our Montana Facility currently supports a greenhouse crop cycle of 14 to 21 days depending on the SKU. We have further identified a clear roadmap for margin expansion and product diversification with significant visibility into reduced labor cost opportunities and improved profitability.
Branded products that are strategic for retailers and trusted by consumers. We expect Local Bounti branded products to generate strong customer loyalty by offering affordable, high-quality produce that is locally grown and sustainably sourced. We believe that consumers choose our products because the Local Bounti brand is a promise that the food they eat is sustainably and locally grown, non-GMO, healthy, and at the peak of freshness because it is at the retailer's distribution centers within 24 to 48 hours from harvest. Our produce has weeks of freshness and lasts longer than traditionally grown produce, which leads to substantially less waste and, in turn, cost savings for grocers as well as consumers. In addition to cost savings from reduced spoilage, we are an increasingly important supplier for our retail grocer customers given our diverse and quality product offerings and reliability. Our CEA methods enable year-round crop production and consistent supply regardless of the local climate or weather conditions.
Highly scalable turnkey platform. Local Bounti's patent pending Farm of the Future™ facilities are designed to use pre-engineered, pre-fabricated and standardized components to enable efficient expansion with low execution risk or added costs. Our facilities have been purposely designed for rapid expansion, allowing us to potentially build and commission a facility within 15 months of land acquisition, as compared to 21 to 24 months reported by our most direct competitor. For pre-existing facilities like those acquired with the Pete's Acquisition, we expect to update facilities using our Stack & Flow Technology™, which would then benefit from the same baseline platform.
Experienced management team. We have an experienced and passionate management team with deep industry knowledge and a diverse set of core competencies. Our leadership team has diverse operational and brand building experience at Pete's, Plenty, Bushel Boy Farms, Earthbound Farms, Jacks Links, and other established brands. Our Co-CEO, Craig M. Hurlbert, has a track record of building successful businesses through his former roles, including as CEO and Chairman of TAS Energy. Our other Co-CEO, Travis M. Joyner, has a long career in venture capital and management consulting. Our President, Brian Cook, has extensive CEA experience as the chief executive officer of Pete's, along with other senior management positions. Our CIO, B. David Vosburg Jr., has extensive experience in agricultural technology through his previous roles as CFO of Crop One and CFO of Sensei Ag. Our CFO, Kathleen Valiasek, has extensive experience as a public company CFO, most recently at Amyris.

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

Scale our platform by adding additional capacity and new facilities near our customers. We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known product demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we expect to update facilities using our Stack & Flow Technology™. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.
Continue to develop our brand to further our differentiation and customer and consumer loyalty. We believe we are innovating within the living and loose-leaf lettuce and herbs produce category, and we intend to further establish our Local Bounti and Pete's branded line of products as synonymous with fresh, delicious, locally and sustainably grown food. We plan to develop and foster these brand associations to accelerate customer adoption, increase brand loyalty and gain greater share of customer grocery spend. As an early CEA mover in our markets, we believe we are capturing customer mind share for locally sourced produce through our quality products, lively packaging, and marketing initiatives. We actively market our brand in partnership with our retailers through retail activation strategies, including in-store displays, circular advertisements, point-of-purchase signage, and promotions. We intend to continue to support the customer experience via media strategies—both traditional and digital media—supported by our local-minded approach we will geo-target consumers serving up messaging and awareness at every touchpoint. This will further strengthen brand awareness and loyalty. We believe that our attractive and recyclable packaging will also contribute to the success of our products and we intend to invest in developing even more appealing and sustainable packaging over time. We believe that strategic branding and marketing efforts will be critical to growing our market presence, expanding within our customers as we grow our product line, and building consumer loyalty.

Expand our product line. Utilizing our advanced design and technology features, including strategic partitioning and environment control technology, we intend to leverage our proven ability to efficiently accommodate greater product diversity at our facilities. We believe our differentiated hybrid technology will yield greater product diversity over a reduced footprint. At the end of 2022, we offered 25 SKUs across living and loose-leaf lettuce, under both organic and conventional growing methods. In addition, we also added multiple value add product lines to our SKU assortment, including two chef-inspired grab-and-go salad kits, and a heat and eat Asian chicken lettuce wrap meal kit. We expect to continue to target new SKUs that incorporate spinach, kale, and arugula, which continue to grow in popularity in American households. We believe our differentiated branded offering will enable us to capture greater shelf space and in- store real estate at our retailers as we expand our product line, which will in turn expand our consumer visibility.
Continue to develop and diversify our sales channels and geographies. We intend to expand our sales channels where we can enhance our brand and maximize the efficiency of our distribution. We focus on the retail channel and complement our distribution with foodservice. In the future, we seek to co-locate with nationally recognized distributors in order to leverage their existing distribution networks and thereby decrease further the carbon footprint by not adding additional distribution, and we are currently evaluating implementation of this strategy through our existing distribution network. We believe that our leading technology and brand will enable licensing and franchising opportunities to other indoor agriculture operators, with minimal capital investment from us. Lastly, global regions with geographic constraints to traditional agriculture, such as the Middle East and parts of Asia have expressed interest in expanding CEA capabilities and represent potential significant opportunities for us to monetize our technology and expertise through international expansion, should we decide to expand into those markets.
Continue to invest in research and development and develop genetics and advanced technology. We believe further investment in research and development, advanced technology, and automation is critical to our plan to expand margins and increase SKU diversity in the future. Investment in plant science can enable greater yield optimization, creating plants that are bred for optimal growth in facility environments. Plant science and breeding for optimal growth does not mean our plants are genetically modified, but rather they are purposefully grown under specific conditions using innovative farming techniques. Additionally, we are developing our own, control center technology suite that enables remote, centralized control for data-driven environmental control and research and development. Currently this control center technology allows us to manage our Montana Facility efficiently with high data generation and capture. Over time, we plan to build substantial efficiency and research and development through this control center technology, including centralized control to optimize grower resources, data modeling and tracking, and development of crop growth algorithms that can be rapidly tested and rolled out across our fleet of facilities.
Leverage our industry leading focus on sustainability. We believe that the CEA space is inherently sustainable. Many of our competitors do not have the commitment to an aggressively transparent process, disclosing the good and bad. Local Bounti is committed to improving our business using the benefits of a consistent, business wide focus on our stakeholders (employees, consumers, customers, communities and investors) and their growing interest in how our actions and products impact them. Our sustainability efforts are already generating tremendous business value with employee engagement, community commitment and reduction of valuable process inputs. See "Local Bounti Sustainability Plan" below for further information on our Sustainability Program.
Product shelf-life tests have demonstrated our product lasts longer than competing offerings. We believe our unique technology and process provides customers with longer lasting freshness, higher nutritional content, and less bacteria, mold and yeast due to our controlled indoor environment. We have performed product shelf-life tests which demonstrated that our loose-leaf lettuce lasts longer in the consumer's refrigerator (assuming purchased on the day of delivery to the purchase point) than one of our organic loose-leaf lettuce competitors. Research reports attribute much of this shelf-life extension to the reduced bacteria, mildew and mold achieved using CEA production, as compared to traditionally grown products (even post-harvest washed).

ESG and Sustainability

Conventional agriculture has been feeding the world for hundreds of years, yet, given the negative impacts of climate change, it is now struggling to keep pace. Add to that the COVID–19 pandemic, the war in Ukraine, and its impact on not only food supply but also the cost of fertilizer and other inputs used in traditional agriculture, an already stressed food supply system is experiencing even more pressure. Sustainability has emerged as a global imperative, and, when it comes to agriculture, it is clear we must find ways to do better. We believe growing healthy vegetables is good business, and our growing technology delivers clean produce with safer growing methods, which we believe benefits all stakeholders and differentiates us from traditional agriculture. We expect that consumer demand for clean, nutritious, locally grown, and high-quality products will increase over time.

Our compact, efficient, and local farms provide fresh produce with minimum transportation distances. Combined with our advanced technologies and the location of our facilities in less developed communities and areas with available supporting resources such as adequate water and renewable energy, we believe Local Bounti has the potential to be among the most sustainable produce suppliers in the nation.

We have developed a sustainability program that we believe is aligned with ESG best practices in the CEA space. We disclose our impacts in our annual sustainability reports (using the Global Reporting Initiative ("GRI") and Sustainability Accounting Standards Board ("SASB") frameworks) and other disclosures including CDP and the UN Global Compact.

More information on our key ESG programs, goals, commitments, and metrics can be found in our most recent sustainability report, which is available on our website. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

While we believe our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

Environment: We are committed to minimizing our impact on the environment. In December 2022, our Board approved a new Environmental Policy, which documents our policies relating to the environment, including the following:

•Water Stewardship: We are committed to monitoring, reducing, and reusing water resources.
•Climate Protection: We are committed to adopting a science-based target (SBT) in 2023 and being carbon neutral by 2050.

•Sustainable Packaging: We are committed to exceeding 30% post-consumer or bio-based content in our packaging by 2025.
•Sustainable Sourcing: Our Board has approved a Supplier Code of Conduct, which address the standards of business conduct we expect from our suppliers.

The value of local CEA facilities extends beyond our environmental goals. The short transport distances to our customers reduce food miles and transportation emissions. Delivering fresher and higher quality product reduces food waste in the supply chain and lowers consumer food waste. Additionally, we use significantly less pesticides, and our indoor facilities have zero high nutrient water runoff, which is common in traditional agriculture. We currently use recycled polyethylene terephthalate ("rPET") for some of our packaging.

Social – Employees: Being local and producing year-round not only allows for competitive produce prices and the opportunity for more consumers to access high quality produce, it also allows our facilities to offer full time, indoor jobs to members of the community, offsetting the seasonal work offered by more traditional agriculture businesses. We are also committed to paying a living wage, hiring locally, and promoting internally by investing in internal and community training programs. All employees receive benefits on their first day of work. To keep up with the evolving market, we survey all employees quarterly regarding various aspects of their employment experience.
Social – Community: We prioritize under-served communities where our facilities are located and as a corporation are and will continue donating produce to our communities. These investments are more impactful and provide better economic and social results in these underserved areas. These investments are supported by large on-going local purchases and significant employment. We will continue to consider underserved communities in our future site selection process as well.
Governance: Local Bounti sees ESG as a competitive advantage and strives to be fully supportive of these endeavors at all levels of the Company. This alignment and focus will aid us in steering our long-term corporate actions in the right direction.

Climate-Related Issues: Local Bounti contributes to carbon dioxide emissions predominantly due to the use of fuel combustion and electrical consumption. Additional emissions come from processing products to be ready for human consumption, including cleaning, packaging, and on-site storage. Each of these activities generates waste. Traditional leafy produce has its largest carbon dioxide emission during the distribution process. Local Bounti, with its dispersed farming model, dramatically reduces the carbon impacts of the distribution process, although we are not yet able to fully eliminate the carbon footprint from distribution. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for reviewing, evaluating, and making recommendations to the Board of Directors regarding our programs, policies and practices relating to ESG issues and impact to support the sustainable growth of our businesses. The Nominating and Corporate Governance Committee periodically reviews our carbon and water data and provides oversite for climate-related risks and opportunities to operations.

In 2022 the company launched its work to identify and assess climate-related risks and opportunities. A series of conversations across all aspects of the business occurred as the company identified short-term (0-24 months), Medium Term (2-10 years), and Long Term (10+ years) impacts that have a substantive financial or strategic impact on the business. Four primary climate-related issues have been identified, as described below:

•Weather: We see the increase in more extreme weather patterns as primarily an opportunity for CEA businesses as field-based leafy production becomes less dependable. We have seen early indications from customers that there is an increasing demand for our products, as they provide consistent quaintly and quality despite weather variations. We expect this opportunity to expand as extreme weather patterns increase in the medium term.
•Water: We see the water shortages experienced in the western United States as an issue that will have impacts starting in the short term. We employ production techniques that allow for a 90% reduction in water usage compared to field-based production. We are actively investigating additional water-saving measures while conducting ongoing water-use monitoring.
•Energy: We experience energy price fluctuations as we consumes electricity and gas. We have a diversified energy portfolio and plan to continue developing redundancies at operational locations to help mitigate the impacts of price increases. We are actively investigating additional energy-conserving measures while conducting ongoing energy use monitoring.
•Supply Chain: We rely on suppliers for key elements of operations. Disruptions in the supply chain due to climate-related issues pose a risk. We strive to mitigate this risk by keeping adequate supply on hand. Additionally, we have multiple suppliers for key elements of operation to provide flexibility if there is a disruption.

Please refer to Item 1A, Risk Factors, for further discussion regarding climate-related risks.

Competition
Local Bounti's competition includes greenhouse operators and other CEA operators such as vertical farming operators. Greenhouse operators grow crops within a sheltered structure on a horizontal plane, while vertical farming operators grow crops in vertically stacked layers indoors.
There are over 9,000 greenhouses in the United States according to the United States Census of Agriculture in 2017, an increase of 115% from seven years earlier. However, 90% of these farms are small—less than 8,000 square feet in area. Large-scale greenhouse operators have the largest market position and own and operate hundreds to thousands of acres of greenhouse. Most of the companies have the major portions of their operations in Mexico and Canada, but all are either looking to develop, are developing, or have already developed U.S.-based high-tech greenhouses. These companies include Mastronardi Produce Ltd. and Pure Flavour.
We potentially compete with traditional greenhouse producers, as well as CEA companies using high technology greenhouses such as AppHarvest, Bright Farms, and Revol Greens. We also potentially compete against vertical farming operators, including AeroFarms, Bowery Farming, and Plenty.
We believe that our Stack & Flow Technology™, modular and distributed approach, and local branded product diversity provide competitive advantages over our peers as the mainstream facility formats in CEA present a challenging trade-off between yield and operating/capital costs. Each method, independently, brings key challenges, including (a) inability to maximize revenue without consistent yield; (b) poor profitability with high costs; (c) limited retail relationships and lack of product diversity; and (d) inability to scale quickly and effectively. Local Bounti leverages a hybrid of vertical and greenhouse growing formats, which efficiently unites the best aspects of both technologies, resulting in increased volumes and year-round production. In addition, this model results in 1.5 to 2.0 times the yield of comparable greenhouse farms.
Government Regulation
Local Bounti is subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration ("OSHA") and the USDA. These laws and regulations apply to the production, packaging, distribution, sale, marketing, labeling, quality, safety and transportation of our products, as well as occupational safety and health practices.
Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our products and the production, labeling, marketing, promotion and advertising thereof.
Among other things, the farms in which our products are grown and packed must comply with regulatory requirements including Standards for the Growing, Harvesting, Packing and Holding of Produce for Human Consumption (the "Produce Safety Rule"). Local Bounti may be required to register with the FDA (depending on specific processing operations), in which case Local Bounti would have to comply with Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food (the "Preventive Controls Rule"), as applicable. The farms also have to comply with FDA and USDA labeling and marketing requirements, and could be subject to the Organic Food Production Act, among other laws and regulations implemented by the FDA the USDA and other regulators. Certain FSMA regulations are still being developed and implemented, including recently adopted product traceability requirements, which would be directly applicable to our products. The FDA and the USDA have the authority to inspect our farms depending on the type of product and operations involved. The FDA and the USDA also require that certain information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that Local Bounti's marketing and advertising be truthful, non-misleading, not deceptive to consumers and not otherwise an unfair means of competition. Local Bounti is also restricted by the FDA and the USDA from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless Local Bounti satisfies certain regulatory requirements.
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
Trademarks and Other Intellectual Property
Local Bounti owns patents, trademarks and other proprietary rights that are important to our business, including our principal trademarks, "Local Bounti®," "Stack & Flow Technology™," and "Farm of the Future™." Our

trademarks are registered with the United States Patent and Trademark Office ("USPTO") and select trademarks have been extended to multiple international markets. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to customers and shoppers. A patent for our Stack & Flow Technology™ was submitted in August 2020. Additionally, as of December 2022, Local Bounti has 18 total patents submitted to the USPTO, representing seven non-provisional and eleven provisional patents. The Pete's Acquisition adds one approved design patent and numerous trademarks to the Local Bounti intellectual property portfolio. We believe the protection of our patents, trademarks, copyrights and domain names are important to our success. We aggressively protect our intellectual property rights by relying on both U.S. and international patent, trademark, and copyright laws.

Employees and Human Capital Resources

As of December 31, 2022, we had 289 full-time employees. This includes 182 non-exempt and 107 exempt employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We believe that our employee relations are good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants. The principal purpose of our equity incentive plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of Local Bounti by motivating these individuals to perform to the best of their abilities and achieve our objectives.

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
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and our website. We also intend to use certain social media channels as a means of disclosing information about Local Bounti and our products to our customers, investors and the public (e.g., @Local Bounti and #LocalBounti on Twitter). While not all of the information that we post to our website or social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about Local Bounti by signing up for email alerts under the Investors tab of our website.
Executive Officers

Below is biographical information about our executive officers:

Name	Age	Position
Craig M. Hurlbert	60	Co-Chief Executive Officer and Director
Travis M. Joyner	40	Co-Chief Executive Officer and Director
Brian Cook	44	President
Kathleen Valiasek	59	Chief Financial Officer
B. David Vosburg Jr.	40	Chief Innovation Officer
Margaret McCandless	50	General Counsel and Corporate Secretary

Craig M. Hurlbert. Mr. Hurlbert has served as our Co-Chief Executive Officer and as Chairman and member of the Board since November 2021. Mr. Hurlbert co-founded our predecessor company in August 2018. Mr. Hurlbert also co-founded BrightMark Partners, LLC ("BrightMark") a growth equity and management firm providing capital and resources to venture, growth phase and middle-market businesses, and served as a Managing Partner from January 2014 to March 2021. Previously, Mr. Hurlbert served in various leadership roles at TAS Energy, a leading provider of high efficiency and modular cooling and energy systems for the data center, commercial, industrial and power generation markets, including President, Chief Executive Officer and Chairman of the Board. Mr. Hurlbert also held leadership roles at General Electric Company (NYSE: GE) and North American Energy Services. Mr. Hurlbert is currently the Chairman of the Board at Clearas Water Recovery, a company utilizing patented, sustainable, and proprietary technology to solve high nutrient wastewater challenges in the municipal and industrial water markets. Mr. Hurlbert earned his B.S. in Finance from San Diego State University and his M.B.A. from California State University-Long Beach.
Travis M. Joyner. Mr. Joyner has served as our Co-Chief Executive Officer and as a member of the Board since November 2021. Mr. Joyner co-founded our predecessor company in August 2018. Mr. Joyner also co-founded BrightMark, a growth equity and management firm providing capital and resources to venture, growth phase and middle-market businesses, and served as a Managing Partner from January 2014 to March 2021. At BrightMark, Mr. Joyner was an active director for many portfolio companies, driving with growth plan execution, building core business infrastructure and leading many successful debt and equity transactions. His areas of expertise include quantitative analysis, corporate strategy, technology development, market analysis, organizational design structure, market strategy, branding and capital campaigns. Mr. Joyner earned a Ph.D. from the University of Kansas, where his graduate focus was market research and statistics, a Certificate of Finance from the Wharton School at the University of Pennsylvania, a J.D. from the University of Montana, and his B.A. from the University of North Carolina-Chapel Hill, graduating with distinction.
Brian Cook. Mr. Cook has served as our President since April 2022. Mr. Cook previously served as Chief Executive Officer of Pete's, a leading produce company specializing in hydroponic greenhouse-grown lettuce and cress, from November 2017 to April 2022, when Local Bounti acquired Pete's. Mr. Cook also served as Vice President of Sales of Hollandia Produce from February 2016 to November 2017. Prior to joining Hollandia Produce, Mr. Cook served in various sales roles at several produce and retail advertising companies. Mr. Cook currently serves as a Member of the Ventura College Agriculture Advisory Board.
Kathleen Valiasek. Ms. Valiasek has served as our Chief Financial Officer since November 2021 and served as Chief Financial Officer of our predecessor company from April 2021 to November 2021. Previously, Ms. Valiasek served as Chief Financial Officer from January 2017 to June 2019 and Chief Business Officer from June 2019 to March 2021 at Amyris (Nasdaq: AMRS), a science and technology leader in the research, development and production of sustainable ingredients for the clean health and beauty and flavors and fragrances markets. Prior to Amyris, Ms. Valiasek served as Chief Executive Officer of Lenox Group, Inc., a finance and strategic consulting firm she founded in 1994, and, in this capacity, she worked closely with the senior management teams of fast-growing companies including start-ups, venture-backed, and Fortune 500 companies such as Albertsons, CVS, Gap, Kaiser Permanente, and Softbank. At Lenox Group, Ms. Valiasek was typically engaged for critical roles on multi-year assignments including M&A transactions, debt and equity financings, IPOs, and spin-offs. Ms. Valiasek holds a B.B.A. from the University of Massachusetts at Amherst.
B. David Vosburg Jr. Mr. Vosburg has served as our Chief Innovation Officer since November 2021 and served in various roles for our predecessor company from January 2021 to November 2021, including Chief Financial Officer, Chief Operating Officer, and Chief Innovation Officer. Mr. Vosburg has two decades of international financial, business development, and technology experience. From May 2020 to October 2020, Mr. Vosburg served as Chief Financial Officer and Head of Emerging Technology at Sensei Ag, a market changing AgTech venture founded by Oracle co-founder Larry Ellison. From December 2014 to April 2020, Mr. Vosburg served as Chief Financial Officer and Head of Business Development of Crop One Holdings, a company that grows fresh, nutritious and delicious produce in indoor farms. He also co-founded Conception Nurseries, a technology licensee to expand Crop One into new verticals. In his early career, Mr. Vosburg founded and grew Ed-Tech and Fin-Tech companies in Zambia, working in C-suite roles. He also served a term as President of the American Chamber of Commerce in

Zambia. Mr. Vosburg earned a B.A. in Political Science from the University of Notre Dame and an M.B.A. from the Yale School of Management.
Margaret McCandless. Ms. McCandless has served as our General Counsel since February 2022 and our Corporate Secretary since March 2022. Before joining Local Bounti, Ms. McCandless was Chief Compliance Officer, Assistant General Counsel, and Corporate Secretary of Royal Gold, Inc., a precious metals streaming and royalty company, from January 2020 to January 2022. Previously, she served as Vice President, General Counsel, and Secretary from January 2015 to December 2019 and Assistant General Counsel and Assistant Secretary from January 2012 to January 2015 of Intrepid Potash, Inc., a potash and specialty plant-nutrient company. From 2004 through 2011, Ms. McCandless served as Associate General Counsel – Securities, Disclosure, and Corporate Governance for CenturyLink, Inc. and Qwest Communications International Inc. Prior to joining Qwest, Ms. McCandless was an associate at the law firms of Hogan Lovells LLP and Cooley LLP. Ms. McCandless holds a J.D. from the University of Wisconsin Law School and a B.S. in Accounting from the University of Colorado at Boulder.

Item 1A. Risk Factors
RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, operating results and cash flows. Risks that we deem material are described under "Risk Factors" in Item 1A of this report. These risks include, but are not limited to, the following:

•Local Bounti is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. Local Bounti has only recently started to generate revenue and its ability to continue to generate revenue is uncertain given Local Bounti's limited operating history. Local Bounti may never achieve or sustain profitability. Local Bounti's business could be adversely affected if it fails to effectively manage its future growth.

•Local Bounti may require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If available, financing terms may lead to significant dilution of our stockholders' equity.

•Local Bounti currently relies on a limited number of facilities for its operations.

•Local Bounti's first facility has been in operation at commercial capacity for less than three years, which makes it difficult to forecast future results of operations.

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

•Local Bounti has entered into agreements with Cargill Financial for term loan credit facilities. The credit facilities are secured by all of the Company's and its subsidiaries' assets, including their intellectual property. If we are unable to meet certain conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely affect our business and operations. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all of the Company's and its subsidiaries' assets, and securities in the Company could be rendered worthless.

•Local Bounti's ability to decrease its cost of goods sold over time is dependent on its ability to scale its operations and Local Bounti may not be able to achieve such decreases due to factors outside of its control such as inflation or global supply chain interruptions.

•Any damage to or problems with Local Bounti's CEA facilities could severely impact Local Bounti's operations and financial condition.

•There can be no assurance that current acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on Local Bounti's business, financial condition and results of operations.

•Local Bounti may acquire additional greenhouses or other indoor farming operations, which may divert our management's attention and result in additional dilution to our stockholders. We may be unable to integrate additional acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

•Local Bounti depends on employing a skilled local labor force, and failure to attract and retain qualified employees could negatively impact its business, results of operations and financial condition.

•If Local Bounti fails to develop and maintain its brand, its business could suffer.

•Local Bounti's estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which it competes achieves the forecasted growth, Local Bounti's business could fail to grow at similar rates, if at all.

•The effects of COVID-19, including the impact of new variants, and other potential future public health crises, epidemics, pandemics or similar events on Local Bounti's business, operating results and cash flows are uncertain.

•If Local Bounti cannot maintain its company culture or focus on its vision as it grows, Local Bounti's business and competitive position may be harmed.

•Local Bounti may be unable to successfully execute on its growth strategy.

•Local Bounti's operating costs to grow and sell its products may be higher than expected, which could impact its results and financial condition.

•If Local Bounti's estimates or judgments relating to its critical accounting policies prove to be incorrect, its results of operations could be adversely affected.

•Local Bounti previously identified a material weakness in its internal control over financial reporting as of December 31, 2021 and 2020. Although the material weakness has been remediated, if Local Bounti fails to continue to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Local Bounti.

•Local Bounti's ability to use net operating loss carryforwards ("NOLs") and certain other tax attributes may be limited.

•Local Bounti faces risks inherent in the CEA business, including the risks of diseases and pests.

•Local Bounti may not be able to compete successfully in the highly competitive natural food market.

•Local Bounti's ability to generate and grow revenue is dependent on its ability to increase the yield in each of the anticipated product lines it intends to grow. If Local Bounti is unable to increase the yield in each or most of these product lines, Local Bounti's projection may not be achieved on currently anticipated timelines or at all.

•Local Bounti may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause Local Bounti to incur substantial costs.

•The loss of, or failure to achieve, any registered trademark or other intellectual property could enable other companies to compete more effectively with Local Bounti.

•Local Bounti relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm its ability to effectively operate its business.

•The liabilities, risks and costs associated with the Pete's Acquisition and the integration of Pete's operations with our own operations may detract from our core CEA operations.

•Local Bounti's plans and strategic initiatives for Pete's assume it will be able to successfully integrate Pete's business, implement its technologies into Pete's existing greenhouse facilities and utilize Pete's existing customer and distribution channels; however, various factors both outside and within Local Bounti's control may affect its ability to successfully do so, and, if Local Bounti is unsuccessful in integrating Pete's operations into its own, the Company may never realize the anticipated benefits of the Pete's Acquisition.

•Local Bounti could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand its product offerings or gain market acceptance of its products could have a negative effect on Local Bounti's business.

•Demand for lettuce, cilantro, basil and other greens and herbs is subject to seasonal fluctuations and may adversely impact Local Bounti's results of operations in certain quarters.

•Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our securities, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

RISK FACTORS
Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Related to Local Bounti's Business

Local Bounti is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. Local Bounti has only recently started to generate revenue and its ability to continue to generate revenue is uncertain given Local Bounti's limited operating history. Local Bounti may never achieve or sustain profitability. Local Bounti's business could be adversely affected if it fails to effectively manage its future growth.

Local Bounti has only recently started to generate revenue and given that it has limited operating history, Local Bounti's ability to continue to generate revenue is uncertain. Local Bounti believes it will continue to incur net losses for the foreseeable future as it continues its facility expansion and commercial sales of its products. Local Bounti expects to expend substantial resources as it:

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

•invests in creating and protecting intellectual property; and

•incurs additional general administration expenses, including increased finance, legal and accounting expenses, associated with growing operations.

Supporting the growth of Local Bounti's business will place significant demands on its management and operations teams and will require resources, financial and otherwise, which may not be available in a cost-effective manner. If Local Bounti does not effectively manage its growth strategy, execute on its business plan, respond to competitive pressures, take advantage of market opportunities, or satisfy customer requirements, there could be adverse effects on Local Bounti's business, financial condition and results of operations.

These expenditures alternatively may not result in the growth of Local Bounti's business, which could adversely affect Local Bounti's financial condition and results of operations.

Local Bounti may require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If available, financing terms may lead to significant dilution of our stockholders’ equity.

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

Local Bounti expects that its existing cash and credit available under its loan agreements will be sufficient to fund its planned operating expenses, capital expenditure requirements and any debt service payments through at least the next 12 months. This estimate does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions, notwithstanding the fact that we did not have any direct exposure to the recent events described below. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”), took control and was appointed receiver of Silicon Valley Bank (“SVB”). Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

Additionally, Local Bounti's operating plan may change because of factors currently unknown, and Local Bounti may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect Local Bounti’s business. In addition, Local Bounti may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurances that financing will be available to Local Bounti on favorable terms, or at all. Failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations.

Local Bounti currently relies on a limited number of facilities for its operations.

Local Bounti has four operating facilities (one in each of Montana and Georgia and two in California) and two additional facilities under construction in Washington and Texas. Adverse changes or developments affecting Local Bounti's facilities could impair Local Bounti's ability to produce its products. Any shutdown or period of reduced production, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond Local Bounti's control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt Local Bounti's ability to grow and deliver its produce in a timely manner, meet its contractual obligations and operate its business. Local Bounti's greenhouse equipment is costly to replace or repair, and its equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of Local Bounti's machinery were damaged, Local Bounti would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect Local Bounti's business, financial condition and results of operations.

Local Bounti's first facility has been in operation at commercial capacity for less than three years, which makes it difficult to forecast future results of operations.

The Montana Facility began commercial operations in the second half of 2020, marking the beginning of Local Bounti's first growing season. As a result, Local Bounti's ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including its ability to plan for and model future growth. In future periods, revenue growth could slow or revenue could decline for a number of reasons, including slowing demand for Local Bounti's products, increasing competition, a decrease in the growth of the overall market, or Local Bounti's failure, for any reason, to take advantage of growth opportunities. If Local Bounti's assumptions regarding these risks and uncertainties and future revenue growth are incorrect or change, or if Local Bounti does not address these risks successfully, its operating and financial results could differ materially from Local Bounti's expectations, and its business could suffer.

The build-out of new facilities will require significant expenditures for capital improvements and operating expenses and may be subject to delays in construction and unexpected costs due to governmental approvals and permitting requirements, reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices.

Local Bounti's build out of new CEA facilities will be dependent on a number of key inputs and their related costs including materials such as steel, concrete, glass, electrical and mechanical components, and other supplies, as well as electricity and other local utilities. Local Bounti intends to use substantial pre-engineered, pre-fabricated, and standardized components when building our modular facilities. We have developed key partnerships with agricultural and equipment vendors for construction of future CEA facilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact Local Bounti's business, financial condition and operating results. Moreover, volatile economic conditions may make it more likely that our suppliers and manufacturers may be unable to deliver supplies on time or at all, and there is no guarantee that we will be able to locate alternative suppliers of comparable quality on time and at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to the COVID-19 pandemic or the current conflict between Russia and Ukraine, and limit our ability to procure timely delivery of supplies or finished goods and services. At times, we rely on local contractors for the building of our CEA facilities, which could make us susceptible to local economic risks. If Local Bounti or its contractors encounter unexpected costs, delays or other problems in building any CEA facility, Local Bounti's financial position and ability to execute on its growth strategy could be negatively affected. Any inability to secure required materials and services to build out such facility, or to do so on appropriate terms, could have a materially adverse impact on Local Bounti's business, financial condition and operating results. Local Bounti may also face unexpected delays in obtaining the required governmental permits and approvals in connection with the build-out of its planned facilities which could require significant time and financial resources and delay its ability to operate these facilities.

The costs to procure such materials and services to build new facilities may fluctuate widely based on the impact of numerous factors beyond Local Bounti's control including, international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods. COVID-19, including new variants such as "Delta" and "Omicron," continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, which are creating disruption in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services required for Local Bounti to construct and commission new facilities, which may lead to increased costs or delays that could materially and adversely affect Local Bounti's business.

Global demand on shipping and transport services may cause Local Bounti to experience delays in the future, which could impact Local Bounti's ability to obtain materials or build its facilities in a timely manner. These factors could otherwise disrupt Local Bounti's operations and could negatively impact its business, financial condition and results of operations. Logistical problems, unexpected costs, and delays in facility construction, whether or not caused by the COVID-19 pandemic, which cannot be directly controlled by Local Bounti, can cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect Local Bounti's facility building schedule, and more generally its business, financial condition, results of operations and prospects. If Local Bounti experiences significant unexpected delays in construction, it may have to delay or limit its production depending on the timing and extent of the delays, which could harm Local Bounti's business, financial condition and results of operation.

Local Bounti's ability to decrease its cost of goods sold over time is dependent on its ability to scale its operations and Local Bounti may not be able to achieve such decreases due to factors outside of its control such as inflation or global supply chain interruptions.

Local Bounti's future profitability will depend on, among other things, its ability to scale its operations and continuously reduce its cost of goods, enabling Local Bounti to remain cost competitive. Despite Local Bounti's efforts to scale its operations, Local Bounti may not be able to decrease its costs of goods due to factors outside of Local Bounti's control, such as inflation or global supply chain interruptions. Periods of inflation or expectations of inflation could increase Local Bounti's costs of doing business, which is typically an expense recovered through increased product prices. Furthermore, Local Bounti's reliance on third parties to procure certain raw goods from supplier partners throughout the world exposes Local Bounti to risks including reduced control over product costs, product supply and delivery delays. Global supply chain interruptions may make it difficult for suppliers to ship their goods due to reduced capacity at distribution facilities and transportation networks, which may cause an increase in shipping costs. The loss or disruption of supply arrangements and inflation are factors outside of Local Bounti's control which could materially affect Local Bounti's ability to decrease its costs for goods over time.

Any damage to or problems with Local Bounti's CEA facilities could severely impact Local Bounti's operations and financial condition.

If Local Bounti is unable to attain reliable performance of its facilities, there could be severe adverse impact on its business. Local Bounti faces risks including, but not limited to, the following:

•Production Scale. Local Bounti has expanded from one to four operating facilities over the past year and is currently building two new facilities. These new and acquired facilities are much larger than our initial Montana Facility. Local Bounti may encounter unexpected challenges as it operates larger facilities, which could cause it to be unable to operate larger facilities reliably. The inability to operate larger facilities would have a material negative impact on Local Bounti's business and financial condition.

•Channel Mix. Local Bounti relies on making assumptions about the expected channel mix of its facilities. Demand for Local Bounti's products fluctuates due to changes in customer orders which typically do not work on long-term contracts in the produce industry. If Local Bounti is not correct in forecasting demand by channel to achieve its expected results, it may experience a reduced average sales price or a supply-demand imbalance, which could negatively affect its financial performance. Demand for loose leaf lettuce products may also be subject to some degree of seasonality due to consumer behavior. As a result, comparisons of Local Bounti's sales and operating results between different periods may not necessarily be meaningful comparisons. If Local Bounti is unable to operate facilities to reliably achieve the target channel mix on average, there could be material adverse effects on its business, operational results, and financial performance.

•Energy Interruption. Local Bounti grows plants with and without sunlight, thus requiring lighting technology and adequate power supply as primary factors of production. Local Bounti considers the reliability of utilities and related infrastructure as a key factor in its site selection criteria for facility locations. Local Bounti may use generators to maintain energy supply in the case of an outage, but there is no guarantee that power can be maintained or that generators will provide full or redundant coverage to maintain normal operations in the event of a power outage, which could result in reduced crop yield, negative effects on crop quality, or more generally adverse impact to Local Bounti's results of operations.

•Labor. Local Bounti depends on the know-how of its employees and farm operations teams, their experience, and their oversight of the operations of its facilities. Local Bounti relies on access to competitive, local labor supply, including skilled and unskilled positions, to operate its facilities consistently and reliably. Any issues affecting Local Bounti's access to or relations with workers could negatively affect facility operations or financial condition.

•Food Safety and Quality Assurance. Local Bounti is subject to food and safety standards set forth by its own internal practices and by regulatory authorities, including the USDA as Harmonized Good Agricultural Practices (GAP Plus+). The Company is also subject to FDA requirements, including requirements being implemented pursuant to the Food Safety Modernization Act ("FSMA"). Local Bounti's ability to operate facilities reliably may be interrupted for some period of time, or permanently, by any widespread food safety or quality issues involving loose leaf lettuce or other fresh produce, even if not involving Local Bounti's facilities or products at all. Such events could erode consumer confidence in and demand for Local Bounti's products, which could impact its ability to operate facilities reliably, and could generally cause serious adverse effects to Local Bounti's business and financial condition.

•Weather. Local Bounti's ability to operate facilities reliably may be adversely affected by severe weather including hurricanes, tornados, lightning strikes, wind, snow, hail and rain. Such weather events could cause damage or destruction to all or part of Local Bounti's facilities, could interrupt the supply of labor or other inputs necessary to operate the facility, and could affect the customers or distribution channels. In connection with the impact of unpredictable natural disasters, Local Bounti could experience significant delays in or stoppage of production. Severe weather events or natural disasters could result in significant losses and seriously disrupt Local Bounti's business.

•Community Actions. Local Bounti's failure to engage with and align with communities could lead to community actions that impact facilities access and operations. Such actions could impact individual or even groups of facilities.

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

In addition, Local Bounti may experience unexpected delays in building its facilities for a variety of reasons, including limited labor due to COVID-19 or other factors, unexpected construction problems or supply chain disruptions, all of which could harm Local Bounti's business, financial condition and results of operation.

There can be no assurance that current acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on Local Bounti's business, financial condition and results of operations.

Local Bounti currently has acquisitions and investments with third parties that its management believes will complement or augment Local Bounti's existing business. Local Bounti's ability to complete acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions could present unforeseen integration obstacles or costs, may not enhance its business, and/or may involve risks that could adversely affect Local Bounti, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions. Acquisitions, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that Local Bounti's acquisitions, investments or expansion of scope of existing relationships will achieve the expected benefits to its business. Any of the foregoing could have material adverse effects on Local Bounti's business, financial condition and results of operations.

We may acquire additional greenhouses or other indoor farming operations, which may divert our management's attention and result in additional dilution to our stockholders. We may be unable to integrate additional acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of greenhouses or other indoor farming operations, and other assets in the future. We also may enter into relationships with other businesses to expand our business.

Any acquisition or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, distribution channels, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their facilities are not easily adapted to work with our technology, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers' experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Local Bounti's operations require significant labor, and the growing season for indoor vertical farming is year-round. There is competition for skilled agricultural labor and even if Local Bounti is able to identify, hire and train its labor force, there is no guarantee that Local Bounti will be able to retain these employees. Any shortage of labor or lack of regular availability could restrict Local Bounti's ability to operate its facilities profitably, or at all.

In addition, Local Bounti's success and future growth depend largely upon the continued services of its executive officers as well as other key team members. These executives and key team members have been primarily responsible for determining the strategic direction of the business and executing Local Bounti's growth strategy and are integral to Local Bounti's brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in Local Bounti's executive management team or other key team members resulting from the hiring or departure of these personnel. The loss of one or more of executive officers or key team members, or the failure by the executive team and key team members to effectively work together and lead the Company, could harm Local Bounti's business. Local Bounti's earlier growth stage may result in less management depth with less established succession planning than may be found in later-stage companies.

In addition, efforts by labor unions to organize Local Bounti's employees could divert management attention away from regular day-to-day operations and increase its operating expenses. Labor unions may make attempts to organize Local Bounti's non-unionized employees. Local Bounti is not aware of any activities relating to union organizations at its current facilities, but it cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of any collective bargaining. If Local Bounti is unable to negotiate acceptable collective bargaining agreements, it may have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any work stoppage, Local Bounti's operating expenses could increase significantly, which could negatively impact its financial condition, results of operations and cash flows.

If Local Bounti fails to develop and maintain its brand, its business could suffer.

The Local Bounti brand is recognized for creating clean, nutritious, locally-grown and high-quality products, which Local Bounti believes to be differentiated and enabled by its technology platform. Local Bounti's success depends, in part, on its ability to maintain and grow the value of the Local Bounti brand. Promoting and positioning Local Bounti's brand and reputation will depend on, among other factors, the success of its product offerings, food safety and quality assurance, its marketing and merchandising efforts, its continued focus on the environment and sustainability, and its ability to provide consistent, high-quality products to customers. Any negative publicity, regardless of its accuracy, could impair Local Bounti's business.

Use of social and digital media by Local Bounti, its consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about Local Bounti, its partners, or its products on social or digital media could seriously damage Local Bounti's brand and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the confidence of Local Bounti's consumers, customers, distributors, or other strategic partners, including adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could reduce the value of Local Bounti's brand and materially damage its business. If Local Bounti does not achieve and maintain favorable perception of its brand, Local Bounti's business, financial condition and results of operations could be adversely affected.

Local Bounti's estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which it competes achieves the forecasted growth, Local Bounti's business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those Local Bounti has generated itself, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The ongoing COVID-19 pandemic and related economic impact creates additional uncertainty. Variables that go into the calculation of Local Bounti's market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase Local Bounti's products at all or generate any particular level of revenue for Local Bounti. Any expansion in Local Bounti's market depends on a number of factors, including the cost and perceived value associated with its product and those of its competitors. Even if the market in which Local Bounti competes meets the size estimates and growth forecasts, Local Bounti's business could fail to grow at the rate it anticipates, if at all. Local Bounti's growth is subject to many factors, including success in implementing its business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth, should not be taken as indicative of Local Bounti's future revenue or growth prospects.

The effects of COVID-19, including the impact of new variants, and other potential future public health crises, epidemics, pandemics or similar events on Local Bounti's business, operating results and cash flows are uncertain.

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

While Local Bounti has been able to continuously operate through the COVID-19 pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact Local Bounti's business, financial condition and cash flows. Although Local Bounti's business is considered an "essential business," the COVID-19 pandemic could result in labor shortages, which could result in Local Bounti's inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of Local Bounti's suppliers, distributors, transportation or logistics providers may negatively affect its costs of operation and supply chain. If the disruptions caused by COVID-19, including decreased availability of labor, continue for an extended period, Local Bounti's ability to meet the demands of distributors and customers may be materially impacted.

Further, COVID-19 may impact customer and consumer demand. Retail and grocery stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. There may also be significant reductions or volatility in consumer demand for Local Bounti products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of Local Bounti products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact Local Bounti's results, including as a result of an increased difficulty in planning for operations and future growing seasons.

The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services required for Local Bounti to expand its business, such as those needed to construct and commission new farming facilities, which may lead to increased costs or delays that could materially and adversely affect Local Bounti's business.

The extent of COVID-19's effect on Local Bounti's operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence and spread of new variants of the virus, including the "Delta" and "Omicron" variants, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, the efficacy of vaccines against the virus and evolving strains or variants of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on Local Bounti's business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact Local Bounti's business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

If Local Bounti cannot maintain its company culture or focus on its vision as it grows, Local Bounti's business and competitive position may be harmed.

Local Bounti strives to deliver the freshest, locally grown produce. Local Bounti relies on its people, their experience, and their relationships. Any failure to preserve Local Bounti's culture or any loss of focus on the Company's mission could negatively affect its ability to retain and recruit personnel, which is critical to growth and pursuit of its strategic goals. As Local Bounti increases its number of employees and develops the infrastructure of a public company, it may find it difficult to maintain important values. If Local Bounti fails to maintain its company culture or mission, its business and competitive position may be harmed.

Local Bounti may be unable to successfully execute on its growth strategy.

Local Bounti may not be successful in implementing its growth strategy which includes the development of new commercial facilities and the expansion of its product lines and technological capabilities.

New Facilities Expansion. The Company's strategy to develop new CEA facilities has required and will continue to require substantial time and resources. Local Bounti expects to make significant investments to identify attractive markets, select and control sites, perform engineering design and local permitting, construct and commission new facilities, among other activities.

These facilities require sizeable, useable space for agricultural production, including site-specific requirements such as sufficient access to, reliability of, and cost of utilities and other infrastructure; the ability to obtain the appropriate permits and approvals; adequate local labor availability; road access for input supply and distribution of output for sale; among other requirements.

Local Bounti depends on third party general contractors to build its facilities. If Local Bounti does not effectively manage these projects and relationships, new facilities may not be completed on schedule or within allocated budgets. These delays and increased costs could adversely affect Local Bounti's financial results.

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

Local Bounti's ability to compete successfully in new geographies depends on its ability to secure placement of its product with new customers, some of which we do not have existing relationships with today. Local Bounti's current strategy for new facility development depends on securing new customers such as food retailers and food service distributors. If Local Bounti does not secure placement of its product with customers that can be supplied from new facilities, its business, financial condition and results of operations could be adversely affected.

When entering new geographies or markets, Local Bounti may not attract consumers at the same rate, due to factors such as demographics, price, product selection, brand perception or awareness, or other reasons. If Local Bounti does not attract demand for its products in new markets, its business, financial condition and results of operations could be adversely affected.

Local Bounti's strategy for new facility development depends on operating facilities that are at significantly larger production scale than its existing facilities. Local Bounti may encounter unexpected challenges at larger facilities, which may be related to construction, engineering and design, operations and logistics, sales and marketing, ramp-up schedule to full capacity, or otherwise.

If Local Bounti is unable to develop and operate facilities at a larger scale than existing facilities, its business, financial condition and results of operations could be adversely affected.

Expansion of Loose Leaf Lettuce Product Portfolio. Local Bounti expects to continue to develop and commercialize new varieties of loose leaf lettuce as a source of revenue growth. Local Bounti's research and development efforts focus on new varieties to expand product offerings, enhance farm unit economics, and create competitive advantages. If Local Bounti does not successfully commercialize new varieties of loose leaf lettuce products, its business, prospects, financial condition and results of operations could be materially and adversely affected.

Alternatively, even if Local Bounti does succeed in commercializing new varieties of loose leaf lettuce products, there can be no guarantee that these products would result in overall growth of Local Bounti's business through incremental revenue or economic benefit, which could materially and adversely affect Local Bounti's financial condition and results of operations.

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

Local Bounti may not be able to implement its growth strategy successfully. Local Bounti's operating results and financial condition will be adversely affected if it fails to implement its growth strategy or if it invests resources in a growth strategy that ultimately proves unsuccessful.

Local Bounti's operating costs to grow and sell its products may be higher than expected, which could impact its results and financial condition.

If Local Bounti is unable to secure access to inputs on terms consistent with expected costs, there could be material adverse impact on Local Bounti's business. Local Bounti faces operational risks including, but not limited to:

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

•Labor. Local Bounti relies on access to local labor supply, including skilled and unskilled positions. The Company may face pressure to increase wages in order to attract and retain appropriate staffing of its facilities. Increases to minimum wages or competitive wages may cause Local Bounti's labor costs to run higher than expected, which could negatively affect its financial performance and cash flows.

•Packaging Materials. Local Bounti packages its products in form factors consistent with comparable products in order to distribute and present on-shelf. If raw material costs increase, or if Local Bounti is unable to achieve its expected packaging materials costs for any reason, its financial performance could be adversely impacted.

•Depreciation and Useful Life of Assets. Local Bounti relies on making assumptions about the expected useful life of the assets used to operate its facilities. If the useful life turns out to be materially shorter than expected, the Company may need to invest additional capital to replace these assets, and the corresponding depreciation expense may be greater than expected which would affect the Company's profitability and financial condition generally. If the cost of maintaining equipment necessary to its operations is greater than anticipated, it could adversely impact the Company's operations and financial results. There also may be future tax implications of Local Bounti's ability to make accurate assumptions about the expected useful life of its assets, and if Local Bounti is unable to correctly forecast such information, its financial condition could be materially and negatively impacted.

•Seeds and Other Supplies. Local Bounti may rely on certain seed supplies that may be specifically tailored to grow high-quality plants in its CEA facilities. If there were a field crop failure where Local Bounti would have to depend on an alternative supply of seeds from qualified back-up suppliers, the cost of seeds and its impact on production of Local Bounti's products could be negatively impacted for a period of time. Local Bounti also depends on consistent access of other inputs and supplies to operate its facilities reliably, including water supply, nutrients, growth media, food safety testing, sanitation supplies and packaging materials, among others. If the cost of any of these inputs increases materially, then Local Bounti's financial results could be adversely affected.

•Distribution of Finished Goods. Local Bounti may partially rely on third-party distribution and logistics to deliver its products. While the Company believes there to be a competitive market of supply chain service providers, if the cost of such services increases materially due to rising fuel costs, labor costs, or other macroeconomic factors, which may be beyond its control, then Local Bounti's financial results could be materially and negatively impacted.

If Local Bounti's estimates or judgments relating to its critical accounting policies prove to be incorrect, its results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in Local Bounti's Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K. Local Bounti bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Local Bounti's results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause the Company's results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of its common stock.

Local Bounti previously identified a material weakness in its internal control over financial reporting as of December 31, 2021 and 2020. Although the material weakness has been remediated, if Local Bounti fails to continue to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Local Bounti.

In connection with Local Bounti's financial statement close process for the years ended December 31, 2021, and 2020, Local Bounti identified a material weakness in the design and operating effectiveness of its internal control over financial reporting. The material weakness resulted from a lack of sufficient number of qualified personnel, causing a lack of segregation of duties, within its accounting function who possessed an appropriate level of expertise to effectively perform certain accounting functions. During 2022, we undertook a series of activities to remediate the material weakness and completed our testing of the design and operating effectiveness of the internal controls over financial reporting. We have concluded that the material weakness has been remediated as of December 31, 2022.

If we identify material weaknesses in the future, they could result in material misstatements to tour annual or interim Consolidated Financial Statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Local Bounti is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company's independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Local Bounti's financial reports, the market price of the Common Stock could be adversely affected and the Company could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Risks Related to the Natural Food Market

Local Bounti faces risks inherent in the CEA business, including the risks of diseases and pests.

Local Bounti is subject to the risks inherent in an agricultural business, such as insects, plant diseases and similar agricultural risks, which may include crop losses, for which Local Bounti may not be insured. Although Local Bounti's products are grown in climate-controlled, indoor vertical farms, there can be no assurance that natural elements will not affect the production of these products. In particular, plant diseases or pest infestations are possible and have the potential to materially impact production.

Although Local Bounti has taken and continues to take precautions to guard against crop diseases and pests, these efforts may not be sufficient. In addition, diseases and pests can make their way into greenhouses from outside sources over which Local Bounti has limited or no control. Diseases and pests can be inadvertently brought in by employees, from seeds and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, Local Bounti will need to quickly identify the problem and take remedial action to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of Local Bounti's crop and result in substantial time and resources to resume operations. Crop losses because of these agricultural risks could negatively impact Local Bounti's business, prospects, financial condition, results of operations and cash flows.

Local Bounti may not be able to compete successfully in the highly competitive natural food market.

Local Bounti operates in the highly competitive natural foods environment. With the importing of crops rapidly increasing, Local Bounti's competition includes large-scale operations in Mexico, Canada and to a lesser extent the western United States. In this market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

The produce industry generally does not work on long-term contracts and is dependent upon consistent sales targets to be successful. Local Bounti's ability to compete depends in part on its ability to secure placement of its product with customers; moreover, as Local Bounti enters new markets, its ability to compete will depend in part on its ability to secure placement of its products with new customers, some of which Local Bounti does not have existing relationships with today. Similarly, when entering new geographies, Local Bounti may not be able to secure placement of its product with new customers, or its products may not attract end consumers at the same rate, which could materially and adversely affect its results of operations and financial condition.

Local Bounti may not be able to compete against competition from traditional field farm operators, both domestic and abroad, as well as from indoor growers or high-tech agricultural startups that are focused on local production within or near major cities, which would take away potential market share from Local Bounti.

Some of these competitors have products that are well accepted in the marketplace today. Further, Local Bounti cannot be certain that it will successfully compete with competitors that may have greater resources, including financial resources, sales resources, technical resources, or other resources. Competitors also may have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at a lower price. This could put pressure on Local Bounti to lower its prices, resulting in reduced profitability or causing Local Bounti to lose market share if it fails to lower prices. Retailers may also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of Local Bounti's products such that Local Bounti has less favorable placement.

The CEA business is generally capital intensive but has relatively low barriers to entry, and Local Bounti will not be able to prevent competitors from building and operating their own indoor farming sites.

In addition, Local Bounti's ability to compete successfully depends, in large part, on its ability to implement its growth strategy of building additional CEA facilities and expanding its product line. Local Bounti's financial condition and operating results will be adversely affected if it fails to implement its growth strategy or if Local Bounti invests resources in a growth strategy that ultimately proves unsuccessful.

Local Bounti's ability to generate and grow revenue is dependent on its ability to increase the yield in each of the anticipated product lines it intends to grow. If Local Bounti is unable to increase the yield in each or most of these product lines, Local Bounti's project revenue targets may not be achieved on currently anticipated timelines or at all.

If Local Bounti is unable to grow product to its yield targets and quality specifications, its business, prospects, operational performance, and financial condition could be materially and adversely affected. Local Bounti faces risks including, but not limited to:

•Mechanical Failure. Local Bounti relies on its mechanical designs and equipment to provide the physical space and structures in which plants are grown. It also provides the design and controls related to environmental conditions, nutrient delivery, lighting, conveyance, and other elements necessary to grow plants in its systems. If mechanical issues or failures occur, the yield and quality of Local Bounti's products could be diminished for a period of time, which more generally could negatively impact Local Bounti's operations and financial condition;

•Systems or Software Failure. Local Bounti relies on integrated controls and computing to optimize and control the growing environments for its produce. A failure in these systems or software could reduce output, lower yield or damage crop quality, which negatively impact operations and financial conditions;

•Human Error. Local Bounti relies on the know-how of its operations teams, their experience, and their oversight of the operations of its facilities. If issues are caused by human error during the various phases of seeding, germination, growing, harvesting, or other standard operating procedures, or if Local Bounti employees fail to properly oversee facility operations, then the yield and quality of Local Bounti's products could be diminished, which more generally could have material and adverse effects on Local Bounti's business, operating results, and financial condition; and

•Seed Supply and Quality. Local Bounti may rely on certain seed supplies that may be specifically tailored to grow high-quality plants in its CEA facilities. Seeds may originate from field-grown plants, where seeds are harvested, then bred to generate seed inventory. If there were a field crop failure where Local Bounti would have to rely on an alternative supply of seeds from qualified back-up suppliers, the yield or quality of production of Local Bounti's products could be diminished for a period of time. Bad seed lots, low germination rates, and similar issues that affect growing also could result in Local Bounti's inability to achieve proper and consistent product yields or product quality, which could materially and adversely affect performance, and more generally could negatively impact Local Bounti's business, financial condition and operating results.

Risks Related to Local Bounti's Term Loan Facility

Local Bounti has entered into agreements with Cargill Financial for term loan credit facilities. The credit facilities are secured by all of the Company's and its subsidiaries' assets, including their intellectual property. If we are unable to meet certain conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely effect our business and operations. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all of the Company's and its subsidiaries' assets, and securities in the Company could be rendered worthless.

Local Bounti's credit facilities with Cargill Financial are secured by all of the Company's and its subsidiaries' assets, including their intellectual property. Additionally, the definitive documentation for the credit facilities states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti's business, financial condition and results of operations. The pledge of these assets and other restrictions may also limit Local Bounti's flexibility in raising capital for other purposes. Because all of Local Bounti's assets are pledged under the credit facility, Local Bounti's ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti's financial flexibility. Further, there are numerous conditions precedent to drawing down amounts available under the credit facility, including that amounts remaining to be drawn are at Cargill Financial's discretion. If we are unable to meet these conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely effect our business and operations. Refer to Note 7, Debt, of the Consolidated Financial Statements for more information about the credit facility.

Risks Related to Local Bounti's Technology, Intellectual Property and Infrastructure

Local Bounti may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause Local Bounti to incur substantial costs.

Local Bounti's defense of intellectual property rights claims brought against it or its customers, suppliers and partners, with or without merit, could adversely affect Local Bounti's relationships with its customers, may deter future customers from purchasing its products, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force Local Bounti to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Local Bounti to pay substantial damages or obtain an injunction. An adverse determination also could invalidate Local Bounti's intellectual property rights and adversely affect its ability to offer its products to its customers and may require Local Bounti to procure or develop substitute intellectual property that does not infringe, which could require significant effort and expense. Any of these events could adversely affect Local Bounti's business, operating results, financial condition and prospects.

The loss of, or failure to achieve, any registered trademark or other intellectual property could enable other companies to compete more effectively with Local Bounti.

We own patents, trademarks and other proprietary rights that are important to our business. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers, and our operations use intellectual property that is patented. We believe that the protection of our patents, trademarks, copyrights and domain names is important to its success. Local Bounti has also invested a significant amount of money in establishing and promoting its trademarked brand. Since inception, we have filed several patents protecting various features of our growing technology, including a patent that is pending for our Stack & Flow TechnologyTM. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain its competitive position. We believe our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including patents, trademarks and copyrights.

Local Bounti relies on confidentiality agreements and patent, trademark and copyright law to protect its intellectual property rights. These confidentiality agreements with team members and certain consultants, contract employees, suppliers and independent contractors generally require that all information made known to them be kept strictly confidential.

Local Bounti cannot assure you that the steps it has taken to protect its intellectual property rights are adequate, that Local Bounti's intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, Local Bounti's trademark rights and related registrations may be challenged in the future and could be cancelled or narrowed. Local Bounti's failure to protect its trademark rights could prevent Local Bounti in the future from challenging third parties who use names and logos similar to Local Bounti's trademarks, which may in turn cause consumer confusion or negatively affect consumers' perception of Local Bounti's brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether Local Bounti is successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject Local Bounti to liabilities, force Local Bounti to cease use of certain trademarks or other intellectual property or force Local Bounti to enter into licenses with others. Any one of these occurrences may negatively impact Local Bounti's business, financial condition and results of operations.

Local Bounti relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm its ability to effectively operate its business.

Local Bounti is dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the current and planned operation of its business. A failure of these information technology systems to perform as anticipated could cause Local Bounti's business to suffer. For example, Local Bounti growers are aided in their work by climate and greenhouse operations software. If this software does not perform as anticipated, Local Bounti's operations may be adversely affected resulting in decreased yield or quality, mitigation expenses, waste, additional labor expenses and partial or full loss of the crop.

In addition, Local Bounti's information technology systems may be vulnerable to damage or interruption from circumstances beyond Local Bounti's control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could negatively impact Local Bounti's business.

Local Bounti uses or plans to use computers, software and technology in substantially all aspects of its business operations. Local Bounti's employees also use or plan to use mobile devices, social networking and other online activities to connect with crew members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic and potentially with the war in Ukraine. Local Bounti's business involves sensitive information and intellectual property, including know-how, private information about crew members and financial and strategic information about the Company and its business partners. Additionally, the environmental controls systems (which control temperature, water, humidity and other systems) for our current facilities, and expected for future facilities, could be subject to such cybersecurity risks and incursions, which could result in loss of entire crops in a short amount of time. The loss of crops as the result of such an incident would materially adversely affect our business, financial condition and results of operations.

While Local Bounti has implemented and plans to implement measures to prevent security breaches and cyber incidents, these preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with Local Bounti's information technology systems or the technology systems of third parties on which it relies, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage all of which could negatively impact Local Bounti's business, financial condition or results of operations.

Risks related to the Pete's Acquisition

Risks Related to the Integration of the Business of Pete's following the Pete's Acquisition.

We have devoted significant capital resources into the Pete's Acquisition, and we may not realize the benefit of our investment due to difficulties we may experience in integrating Pete's operations with our own. These difficulties may result from, among other sources, the following: additional accounting and operational expenses; employee turnover; changing market conditions affecting demand for leafy greens; inaccuracies in the information obtained while making assumptions relating to the Pete's Acquisition; delays in the completion of ongoing projects, the build-out of Pete's facility in Georgia (the "Georgia Facility") and incorporating our Stack & Flow Technology™ or other Local Bounti technology into Pete's California facilities; and integration risks associated with the employees and management teams of both companies.

The liabilities, risks and costs associated with the Pete's Acquisition and the integration of Pete's operations with our own operations may detract from our core CEA operations.

Pete's operations differ from our current business operations. Their business entails facilities and infrastructure that were not designed with our technology and their greenhouse facilities have not yet incorporated our

Stack & Flow Technology™ or any other Local Bounti technology. Outfitting these greenhouse facilities with our technology may result in increased liabilities, risks and costs which could include, without limitation:

•the possibility that our projections about the success of the Pete's Acquisition could be inaccurate and any such inaccuracies could have a material adverse effect on our financial projections;

•the possibility that we could fail to attract new employees or retain and motivate existing employees, including key employees, in connection with the Pete's Acquisition;

•the possibility that we may be unable to integrate or migrate our technology into Pete's existing greenhouse facilities, which could create a risk of errors or performance problems and could affect our ability to meet customer service level obligations;

•the possibility that unanticipated capital expenditures may be required post-closing in connection with the integration of the business of Pete's into our existing business; and

•the possibility of litigation or other claims in connection with, or as a result of, the Pete's Acquisition, including claims from Pete's past employees, customers, or other third parties.

As provided below, the integration of Pete's operations with our own greenhouse operations will present operational risks and challenges. This integration will require significant time and resources focused on Pete's operations, including the time and effort of our management team and, if we fail to successfully integrate Pete's business with our own, we may not realize the benefits expected from the Pete's Acquisition, and our business may be harmed.

Pete's may not be fully integrated with our business successfully or such integration may be more difficult, time-consuming, or costly than expected. Operating costs, customer loss, and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers, or vendors, may be greater than expected following the Pete's Acquisition. Revenues following the Pete's Acquisition may be lower than expected.

The Pete's Acquisition contemplates the acquisition of an existing business and its integration, which is complex, costly and time-consuming. It will divert significant management attention and resources to combining the acquired business with our existing operations. This process may disrupt both businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Pete's Acquisition could cause an interruption of, or a loss of momentum in, the activities of one or both businesses and could adversely affect their results of operations. The Pete's Acquisition and integration of Pete's may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

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

•potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the Pete's Acquisition; and

•the ongoing effects of the global COVID-19 pandemic, including supply chain delays and similar other industry-related challenged.

Many of these factors are outside of our control. Any one of them could result in lower revenues, higher costs, and diversion of management time and energy, which could materially impact the business, financial condition, and results of operations of the consolidated companies. In addition, even if the operations of our businesses are integrated successfully, the full benefits of the Pete's Acquisition may not be realized. These unrealized benefits may include, without limitation, the synergies or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could negatively impact the price of the consolidated companies' operations and/or the trading price of shares of the Company's common stock following the Pete's Acquisition. As a result, it cannot be assured that the combination of our businesses will result in the realization of the full benefits expected from the Pete's Acquisition within the anticipated time frames or at all. Accordingly, holders of the Company's common stock may experience a loss as a result of a decline in the trading price of such common stock. In addition, a decline in the market price of the Company's common stock following the consummation of the Pete's Acquisition could adversely affect the Company's ability to issue additional securities and to obtain additional financing in the future on reasonable terms or at all. This decline could also expose us to potential stockholder claims or regulatory review, and we could incur significant litigation expenses defending against actions, whether meritorious or not.

Our plans and strategic initiatives for Pete's assume we will be able to successfully integrate its business, implement our technologies into its existing greenhouse facilities and utilize its existing customer and distribution channels; however, various factors both outside and within our control may affect our ability to successfully do so, and, if we are unsuccessful in integrating Pete's operations into our own, we may never realize the anticipated benefits of the Pete's Acquisition.

Our plans and strategic initiatives regarding Pete's are dependent on our management team’s ability to successfully integrate Pete's operations into our own. We anticipate our management team devoting a significant portion of their time and energy to this Acquisition, which may distract them from other aspects of our business; as a result, business and results from operations may suffer.

Further, though we have devoted significant resources to our diligence investigation of Pete's, we can give no assurances that we have identified all potential risks and liabilities associated with its operations, or that we will be able to adequately respond to those risks and liabilities we did identify. If these risks and liabilities occur—or if unanticipated risks and liabilities arise, and we are unable to adequately respond to them—we may experience significant delays in integrating Pete's operations into our own, if we are successful at all. If we are unable to integrate Pete's, we will not realize the anticipated benefits of the Pete's Acquisition, which may have a material and adverse effect on our business, results of operations, and financial condition, as well as on the trading price of shares of our common stock.

Pete's operations acquired in the Pete's Acquisition are subject to federal, state and local environmental laws, ordinances and regulations. While Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance with all such regulations, and any failure to comply could result in monetary penalties, fines or clean-up costs.

The greenhouse facilities acquired in the Pete's Acquisition use fertilizers, pesticides, herbicides and other substances, some of which may potentially be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our facilities and operations, including the application, release, disposal and use of such potentially hazardous or toxic substances that could threaten public health or the environment. Environmental laws, ordinances and regulations can vary greatly according to a site's location, former or present uses and other environmental-related factors. The Company could be adversely impacted by a decision, judgment or order issued by a governmental or regulatory agency that significantly restricts the use of any fertilizers, pesticides, herbicides and other substances that have been traditionally used in the cultivation of one of our products. Under the federal Insecticide, Fungicide and Rodenticide Act, as amended, the Food, Drug and Cosmetic Act, as amended, and the Food Quality Protection Act of 1996, as amended, the U.S. Environmental Protection Agency is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. Such legislation, laws and regulatory current and future actions regarding the availability and use of such substances could adversely affect the Company's production, business and financial condition. The Company also faces potential environmental liabilities by virtue of its current and prior ownership or leasing of real property, including the greenhouse facilities acquired in the Pete's Acquisition, some of which have used herbicides, pesticides or fertilizers. Under such laws, ordinances and regulations, the Company may be deemed responsible for the removal, disposal, cleaning or remediation of hazardous or toxic substances in, under or upon real property on which our facilities and operations are located. These laws, ordinance and regulations could impose liabilities without regard to whether the Company knew or were aware of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, misuse of or failure to properly apply, release, use, clean or remediate such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and could subject Local Bounti to criminal or civil enforcement actions, including significant monetary penalties, fines or clean-up costs.

Local Bounti's management monitors environmental legislation and requirements and makes every effort to remain in compliance with such laws, ordinances and regulations. The Company also purchases insurance for environmental liability when it is available; however, the Company's insurance may not be adequate to cover any such damages, penalties, fines or costs, or its insurance may not continue to be available at a price or under terms that are satisfactory to the Company. In any of these cases, if the Company is required to pay any such damages, penalties, fines or costs, it is possible that its business, financial condition and results of operations could be adversely affected. Future environmental laws, ordinances and regulations could also impact the Company's business and operations, but it cannot predict the extent to which the Company would be impacted.

The use of herbicides, pesticides and other potentially hazardous substances in Pete's operations acquired in the Pete's Acquisition may lead to environmental damage and result in increased costs to us.

Certain of the greenhouse facilities acquired in the Pete's Acquisition use herbicides, pesticides and other potentially hazardous substances in the operation of its business, and the Company will need to continue the operations at such facilities for some period of time until fully integrated and retrofitted with the Company's technologies. The Company may have to pay for the costs or damages associated with the improper application, accidental release or use or misuse of such substances. The Company's insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to the Company. In such cases, payment of such costs or damages could have a material adverse effect on the Company's business, results of operations and financial condition.

Pete's existing facilities may not be adaptable to new technologies.

We intend to implement our Stack & Flow Technology™ and other technologies into Pete’s existing facilities. To the extent we are unable to implement our technologies into Pete's existing facilities as anticipated, our business and operations will be negatively impacted. This would ultimately impact the combined company's customers' experience, which may have a negative impact on operating cash flows, liquidity and financial condition.

The lack of sufficient water would severely impact our ability to produce crops or develop any of our facilities or real property.

California continues to experience abnormally dry or drought conditions throughout the vast majority of the state, including the areas where our California facilities are located. The average rainfall in certain areas of California could potentially fall substantially below amounts required to grow crops, and therefore we are dependent on our rights to pump water from underground aquifers. Extended periods of drought in Montana, California or Georgia may put additional pressure on the use and availability of water for agricultural uses, and in some cases, governmental authorities could divert, or already have diverted, water to other uses, and such pressure is particularly acute in California. When such states grow in population, there are increasing and multiple pressures on the use and distribution of water, which could be deemed a finite resource. Lack of available potable water can also limit facility and real property development.

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

Risks Related to our Customers

Local Bounti could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand its product offerings or gain market acceptance of its products could have a negative effect on Local Bounti's business.

The market in which Local Bounti operates is subject to changes in consumer behavior. Local Bounti's performance will depend significantly on factors that may affect the level and pattern of consumer spending in the U.S. food industry market in which Local Bounti operates, including consumer preference, income, confidence in and perception of the safety and quality of Local Bounti's products and competitive products, and shifts in the perceived value for Local Bounti's products relative to alternatives. Such factors include consumer preference, consumer income, consumer confidence in and perception of the safety and quality of Local Bounti products and shifts in the perceived value for Local Bounti products relative to alternatives.

•Consumer Preferences. Local Bounti's first commercialized crops are leafy greens and fresh herbs, including variations of loose leaf and living lettuce, basil and cilantro. There is no guarantee that leafy greens and herbs will continue to be demanded by consumers, or that consumers will prefer the leafy greens and herbs grown by Local Bounti versus competitors. Consumer trends toward crops with lower yields or at lower price points may adversely affect Local Bounti's financial performance. If Local Bounti expands its product offerings to include other produce, it will similarly be impacted by consumer preferences for such products.

•Safety and Quality Concerns. Media coverage regarding the safety or quality of, or diet or health issues relating to, Local Bounti's products or the processes involved in their production, may damage consumer confidence in Local Bounti products. For example, manufacturers and regulatory authorities have issued recalls of loose leaf lettuce in the past due to issues such as salmonella contamination. Any widespread safety or quality issues of loose leaf lettuce or other fresh vegetables and herbs - even if not involving Local Bounti - could adversely affect consumer confidence in and demand for such loose leaf lettuce. Further, CEA is a relatively small, new industry, and a food safety incident involving an indoor farming producer other than Local Bounti, including direct competitors, may adversely affect consumer perception of or demand for Local Bounti's products.

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

•Price Compression. Tomatoes have decreased in price consistently over the past 10 to 15 years due to an increase in production. Loose leaf lettuce may follow this trend and this could pose a risk to the gross margins of the Company, which could negatively and materially affect the Company's financial performance.

The success of Local Bounti products will depend on a number of factors including Local Bounti's ability to accurately anticipate changes in market demand and consumer preferences, its ability to differentiate the quality of Local Bounti products from those of its competitors, and the effectiveness of marketing and advertising campaigns for Local Bounti products. Local Bounti may not be successful in identifying trends in consumer preferences and growing or developing products that respond to such trends in a timely manner. Local Bounti or its retail partners also may not be able to effectively promote Local Bounti products by marketing and advertising campaigns and gain market acceptance. If Local Bounti products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, Local Bounti may not be able to fully recover costs and expenses incurred in its operations, and Local Bounti's business, financial condition or results of operations could be materially and adversely affected.

Demand for lettuce, cilantro, basil and other greens and herbs is subject to seasonal fluctuations and may adversely impact Local Bounti's results of operations in certain quarters.

Demand for leafy greens products may be subject to some degree of seasonality due to consumer behavior. As a result, comparisons of Local Bounti's sales and operating results between different periods may not necessarily be meaningful comparisons. If Local Bounti is not correct in forecasting demand and planning its growing seasons accordingly, Local Bounti may experience reduced average sales prices or a supply-demand imbalance, which could adversely impact its results of operations at certain times of the year.

As Local Bounti grows its sales into the retail channel and increase sales through individual retailers, the loss or significant reductions in orders from Local Bounti's top retail customers could have a material adverse impact on its business.

Local Bounti's customers include retailers and food service distributors. Sales to Local Bounti's top retail customers represent a majority of Local Bounti's revenue in 2022. Local Bounti believes sales to its top retailer customers will continue to constitute a significant portion of its revenue, income and cash flow for the foreseeable future. Local Bounti's inability to resolve a significant dispute with any of its top retail customers, a change in the business condition (financial or otherwise) of any of its top retail customers, even if unrelated to Local Bounti, a significant reduction in sales to any top retail customer, or the loss of any of top retail customer can adversely affect Local Bounti's business, financial condition or results of operations.

Risks Related to Legal Matters and Regulations

The unavailability, reduction or elimination of government and economic incentives could negatively impact Local Bounti's business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of Local Bounti's operations or other reasons may result in the diminished competitiveness of the CEA facility industry generally or Local Bounti products in particular. This could materially and adversely affect Local Bounti's business, prospects, financial condition and operating results.

Local Bounti may be subject to litigation and government inquiries and investigations involving its business, the outcome of which is unpredictable, and an adverse decision in any such matter could have a material effect on Local Bounti's financial position and results of operations.

From time to time, Local Bounti may be party to various claims and litigation proceedings. Local Bounti will evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, Local Bounti may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from Local Bounti's assessments and estimates. Local Bounti is not currently party to any material litigation.

Even when not merited, the defense of these lawsuits may divert management's attention, and Local Bounti may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against Local Bounti, which could negatively impact its financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage Local Bounti's reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Local Bounti's business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

While Local Bounti maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if Local Bounti believes a claim is covered by insurance, insurers may dispute Local Bounti's entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of Local Bounti's recovery. Any settlement or judgment against Local Bounti that exceeds the policy limits or not covered by its policies or not subject to insurance would have to be paid from Local Bounti's cash reserves, which would reduce Local Bounti's capital resources.

Local Bounti's future operations could expose it to the risk of material environmental and regulatory liabilities, including unforeseen costs associated with compliance and remediation efforts, and government and third party claims, which could have a material adverse effect on Local Bounti's reputation, results of operations and cash flows.

The manufacture and marketing of food products is highly regulated. Local Bounti and its suppliers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of Local Bounti's business, including the production, packaging, labeling, distribution, advertising, sale, quality, and safety of its products, as well as the health and safety of its employees and the protection of the environment.

Local Bounti is subject to regulation by various government agencies, including the USDA, the FDA, the Federal Trade Commission, the Occupational Health and Safety Administration, and the U.S. Environmental Protection Agency, as well as various state and local agencies. Local Bounti is also regulated outside the United States by various international regulatory bodies. In addition, depending on customer specification, Local Bounti may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative standards and review by voluntary organizations, such as the Council of Better Business Bureaus' National Advertising Division. Local Bounti could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect Local Bounti's business, results of operation, and financial condition. In connection with the marketing and advertisement of its products, Local Bounti could be the target of claims relating to false or deceptive advertising, including under the auspices of the Federal Trade Commission and the consumer protection statutes of some states.

CEA farming is a relatively new industry lacking a deep body of specific regulations applicable to its operations. As the industry matures, Local Bounti may become subject to new regulations that may adversely affect its business.

The regulatory environment in which Local Bounti operates could change significantly and adversely in the future. Any change in production, labeling or packaging requirements for Local Bounti's products may lead to an increase in costs or interruptions in production, either of which could adversely affect its operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls, or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect Local Bounti's business, results of operations, and financial condition.

Political issues and considerations could have a significant effect on Local Bounti's business.

There is uncertainty with respect to, among other things, legislation, regulation and government policy at the federal, state and local levels. Specific legislative and regulatory proposals discussed recently that may adversely impact Local Bounti include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs, travel restrictions, customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulations, antitrust enforcement and regulation related to the COVID-19 pandemic. Any changes in the political issues and considerations may have a negative impact on Local Bounti's business, its financial condition and results of operations could be adversely affected.

Product contamination, food-safety and foodborne-illness incidents or advertising or product mislabeling may materially adversely affect Local Bounti's business by exposing Local Bounti to lawsuits, product recalls, or regulatory enforcement actions, increasing Local Bounti's operating costs and reducing demand for its product offerings.

The sale of food products for human consumption involves inherent legal and other risks, including the tampering by unauthorized third parties and risk of illness or injury incidents to consumers. Such incidents may result from foodborne illnesses or other food safety incidents caused by Local Bounti products, or involving its suppliers, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during a product's growing, storage, handling or transportation stages. Any such incident could result in the discontinuance of sales of these products or Local Bounti's relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to Local Bounti's reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose Local Bounti to product liability, negligence, or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of Local Bounti's existing or future insurance coverage or limits. Even if a product liability claim against us is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers, as well as our corporate and brand image. Any claims or judgments against Local Bounti that exceed our insurance coverage limits or that are not covered by our insurance policies or by any indemnification or contribution rights that we may have against others would likely be paid from Local Bounti's cash reserves, which would reduce Local Bounti's capital resources. We maintain product liability insurance; however, we cannot be certain that we will not incur claims or liabilities for which we are not insured or that exceed our insurance coverage amounts.

The occurrence of foodborne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of product contamination or regulatory noncompliance, whether or not caused by Local Bounti's actions, could compel Local Bounti, its suppliers, distributors or customers, depending on the circumstances, to conduct a recall in accordance with Food and Drug Administration regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time, potential loss of existing distributors or customers and a potential negative impact on Local Bounti's ability to attract new customers due to negative consumer experiences or because of an adverse impact on Local Bounti's brand and reputation. The costs of a recall could be outside the scope of Local Bounti's existing or future insurance policy coverage or limits. Moreover, we believe governmental scrutiny and public awareness of food safety issues is also increasing. We are subject to governmental inspection, laws and regulations, and we believe our facilities comply in all material respects with applicable laws and regulations; however, we cannot be certain that consumption of our products will not cause health-related illness or injury incidents in the future or that we will not be subject to claims or lawsuits relating to such matters.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and Local Bounti, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathogenic organisms into consumer products as well as product substitution. Food and Drug Administration regulations require companies like Local Bounti to analyze, prepare, and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If Local Bounti does not adequately address the possibility, or any actual instance, of product tampering, Local Bounti could face possible seizure or recall of its products, suspension of its facilities' registrations, and/or the imposition of civil or criminal sanctions, which could materially adversely affect Local Bounti's business, financial condition and operating results.

Local Bounti's brand and reputation may be diminished due to real or perceived quality or food-safety issues with its products, which could negatively impact Local Bounti's business, reputation, operating results and financial condition.

Real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving Local Bounti (such as incidents involving Local Bounti's competitors), could cause negative publicity and reduced confidence in Local Bounti's brand or products, which could in turn harm its reputation and sales, and could adversely affect its business, financial condition and operating results. Brand value is also based on perceptions of subjective qualities, such as appearance and taste, and any incident that erodes the loyalty of Local Bounti's consumers, including changes to product appearance, taste or packaging, could significantly reduce the value of Local Bounti's brand and significantly damage its business.

Local Bounti also has no control over its products once a third-party distributor takes possession of them. Distributors or consumers may store Local Bounti products under conditions and for periods of time inconsistent with the USDA, the FDA, and other governmental guidelines, which may adversely affect the quality and safety of Local Bounti's products.

If consumers do not perceive Local Bounti's products to be of high quality or safe, then the value of its brand would be diminished, and its business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of Local Bounti's products would be difficult and costly to overcome. Any such negative effect could be exacerbated by Local Bounti's market positioning as a socially conscious grower of high-quality produce and may significantly reduce Local Bounti's brand value. Issues regarding the safety of any of Local Bounti's products, regardless of the cause, may harm its brand, reputation and operating results.

Local Bounti's operations are, or will be, subject to regulation by the USDA, the FDA and other federal, state and local regulation, and while Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance with all such regulations.

Local Bounti's operations are, or will be, subject to extensive regulation by the USDA, the FDA and other federal, state and local authorities. Specifically, Local Bounti is or will be subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the growing, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow and pack, food products comply with a range of requirements, including standards for the growing, harvesting, packing and holding of produce. Our facilities are subject to periodic inspection by federal, state and local authorities. If Local Bounti cannot successfully grow products that conform to its specifications and the strict regulatory requirements of the USDA, the FDA or other federal applicable regulations, Local Bounti may be subject to adverse inspectional findings or enforcement actions, which could materially impact Local Bounti's ability to market its products, or could result in a recall of Local Bounti products that have already been distributed. While Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti is, or will be, in compliance will all such regulations. If the USDA, the FDA (under the FSMA) or a comparable regulatory authority determines that Local Bounti has not complied with the applicable regulatory requirements, Local Bounti's business may be materially impacted.

Local Bounti seeks to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to identify any potential contaminants before distribution. Failure by Local Bounti to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to its operations could subject Local Bounti to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or production of products, or refusals to permit the import of raw materials, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on Local Bounti's operating results and business.

Failure by any suppliers of raw materials to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of Local Bounti's products, may disrupt Local Bounti's supply of products and adversely affect its business.

If Local Bounti's current or future suppliers of raw materials fail to comply with food safety, environmental, or other laws and regulations, or face allegations of non-compliance, Local Bounti's operations may be disrupted. Additionally, downstream distribution partners are required to maintain the quality of Local Bounti products and to comply with Local Bounti's standards and specifications. In the event of actual or alleged non-compliance, Local Bounti might be forced to find alternative suppliers and may be subject to lawsuits related to such non-compliance by such suppliers. As a result, Local Bounti's supply of produce and finished inventory could be disrupted or Local Bounti's costs could increase, which would adversely affect Local Bounti's business, results of operations, and financial condition. The failure of any supplier to comply with Local Bounti's specifications and requirements could adversely affect Local Bounti's reputation in the marketplace and result in product recalls, product liability claims, and economic loss. Additionally, actions Local Bounti may take to mitigate the impact of any disruption or potential disruption in its supply of produce, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect Local Bounti's business, results of operations, and financial condition.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Climate change could have a negative effect on the productivity of our growing facilities, which could have an adverse impact on our business and results of operations. The increasing concern over climate change also may result in more regional, federal, or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases or climate change. If new regulations are enacted, our costs of operations may increase, including but not limited to increased energy, environmental, and other costs and capital expenditures. In particular, increasing regulation of fuel emissions could increase the distribution and supply chain costs associated with our products. As a result, climate change may adversely affect our business, results of operations, and financial condition.

Risks Relating to Ownership of Our Securities

The price of our securities may be volatile or may decline regardless of our operating performance.

The trading price of the common stock and public warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Local Bounti's control. These factors include:

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

•sales of substantial amounts of common stock by Local Bounti's directors, executive officers or significant stockholders or the perception that such sales could occur;

•changes in capital structure, including future issuances of securities or the incurrence of debt; and

•general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Local Bounti has never paid cash dividends on our capital stock and does not anticipate paying dividends in the foreseeable future.

Local Bounti has never paid cash dividends on our capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on Local Bounti's financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

Significant judgments based on interpretations of existing tax laws or regulations are required in determining Local Bounti's provision for income taxes. Local Bounti's effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of Local Bounti's operations, changes in Local Bounti's future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although Local Bounti believes its tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on its tax returns, Local Bounti could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Local Bounti's business and future profitability.

Local Bounti is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Local Bounti's operations and customers are located throughout the United States, Local Bounti will be subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Local Bounti and may have an adverse effect on its business and future profitability.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Local Bounti) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Local Bounti's business and future profitability.

As a result of plans to expand Local Bounti's business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Local Bounti's after-tax profitability and financial results.

In the event that Local Bounti's business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Local Bounti's future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of Local Bounti's business.

Additionally, Local Bounti may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Local Bounti's after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on Local Bounti's after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Local Bounti's intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Local Bounti does not prevail in any such disagreements, Local Bounti's profitability may be affected.

Local Bounti's after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Local Bounti's ability to use its net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2022, we had approximately $212.6 million of U.S. federal and state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards can be indefinitely carried forward by the Company, but the deductibility of such net operating losses and certain tax credits in any given year is usually limited and may be further limited by Section 382 of the Internal Revenue Code (the Code). In general, under Section 382, a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change net operating loss carryforwards (NOLs) to offset future taxable income. During the year ended December 31, 2021, we may have experienced changes in our share ownership as a result of the merger of Legacy Local Bounti into Leo Holdings III Corp in November 2021, which may limit the future use of our net operating losses pursuant to Section 382 of the Code. Also, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2022, even if we attain profitability, which could adversely affect our cash flows and results of operations.

Local Bounti's sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Local Bounti is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the common stock.

Local Bounti is a holding company and has no material assets other than its direct and indirect equity interests in its subsidiaries. Local Bounti has no independent means of generating revenue. To the extent Local Bounti's subsidiaries have available cash, Local Bounti will cause its subsidiaries to make distributions of cash to pay taxes, cover Local Bounti's corporate and other overhead expenses and pay dividends, if any, on the common stock. To the extent that Local Bounti needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Local Bounti or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Local Bounti's liquidity and financial condition could be materially adversely affected.

There is no guarantee that the public warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the public warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a public warrant could be decreased, all without a holder's approval.

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

We may issue a substantial number of additional shares of common stock under an employee incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

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

The issuance of additional shares of common stock upon exercise of our outstanding warrants issued in connection with credit agreements would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On March 28, 2023, we issued warrants to purchase 69,600,000 shares of our common stock in connection with the Sixth Amendment (as defined below). The exercise price of these warrants is $1.00 per share, which may not be exercised for Company common stock in excess of 4.99% (or up to 9.9% or 19.9% upon election by the holder, with 61 days’ notice of such increase) of the Company’s outstanding common stock at any given time. The Company also agreed to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying the warrants. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our securities, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

If we fail to satisfy the continued listing requirements of the NYSE, the NYSE may take steps to delist our securities. On February 28, 2023, Local Bounti received written notice from the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. Pursuant to NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day in any calendar month during the cure period, the common stock must have a closing price of at least $1.00 per share and an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. We intend to monitor the closing price of the common stock and to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval, no later than at the Company’s next annual meeting of stockholders, if necessary to cure the stock price non-compliance. However, there can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your shares of our common stock at a time and price that you deem appropriate. The majority of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act, except for shares held by our directors, executive officers and other affiliates, which are subject to restrictions under the Securities Act. We have also entered into a registration rights agreement with certain holders of our common stock under which we have granted certain registration rights with respect to certain shares and warrants held by these holders. We have also entered into a warrant agreement with Cargill Financial which grants Cargill Financial certain registration rights with respect to the shares underlying such warrants.

We are unable to predict the effect that sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock. If current stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly and make it difficult for us to raise funds through securities offerings in the future. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly and make it difficult for us to raise funds through securities offerings in the future.

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

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 2, 2026, the fifth anniversary of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in Hamilton, Montana. In addition, we have a research and development facility in Hamilton, Montana, and CEA facilities in Montana, Washington, California, Georgia, and Texas. The table below sets forth certain information regarding these properties as of December 31, 2022:

Facility Type/Use	Location	Owned/Leased	Size (sq. ft.)	Notes
Hamilton Production Facility - Phase 1 & 2*	Hamilton, MT	Leased	93,544
Vacant Land for Future Production Facility*	Hamilton, MT	Owned	874,685
Carpinteria Production Facility*	Carpinteria, CA	Owned	558,000
Oxnard Production Facility*	Oxnard, CA	Owned	663,000
Georgia Production Facility - Phase 1A*	Byron, GA	Owned	179,073
Georgia Production Facility - 6M Tower*	Byron, GA	Owned	1,400
Georgia Production Facility - Phase 1B*	Byron, GA	Owned	127,596	Expected Completion Date Q2 2023
Georgia Production Facility - Phase 1C*	Byron, GA	Owned	39,000	Expected Completion Date Q4 2023
Texas Production Facility*	Mount Pleasant, TX	Owned	455,515	Expected Completion Date Q4 2023
Pasco Production Facility - Phase 1*	Pasco, WA	Owned	244,101	Expected Completion Date Q1 2024
Corporate Offices	Hamilton, MT	Leased	4,454
R&D Facility	Corvallis, MT	Leased	4,260
Corporate Housing	Hamilton, MT	Leased	6,000
_____________________

*Owned facilities are subject to a first-priority lien under the Credit Agreements with Cargill Financial.

On March 28, 2023, Local Bounti entered into a Purchase and Sale Agreement for a $35 million multi-site sale and leaseback transaction relating to the Carpinteria Facility and the Oxnard Facility (the “Sale and Leaseback Transaction”). We expect to close the transactions contemplated by the Purchase and Sale Agreement in the second quarter of 2023.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants are listed on the NYSE under the trading symbols of "LOCL" and "LOCL.WS," respectively.
Holders of Common Stock and Public Warrants
As of December 31, 2022, there were 45 holders of record of our common stock and two holders of record of the public warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never paid any cash dividends on our common stock. Our ability to pay dividends is restricted by the terms of our credit agreements with Cargill Financial as described in Note 7, Debt, of the Consolidated Financial Statements. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to the requirements of applicable law and compliance with contractual restrictions or covenants in the agreements governing our current and future indebtedness. Any such determination will also depend on our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K.

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
Company Overview
Local Bounti is a controlled environment agriculture (“CEA”) company that produces sustainably grown produce, focused today on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patent pending Stack & Flow Technology™ to grow healthy food sustainably and affordably. Our proprietary process is a hybrid, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology™ to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the ‘Stack’ and ‘Flow’ components of our growing system helps to ensure healthy, nutritious, consistent, and delicious products that are non-genetically modified organisms (“non-GMO”). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.
Our first CEA facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. Immediately after expansion, this facility was dedicated equally to commercial production and research and development that focused on new products, technology and system design. Today, the majority of the Montana Facility is dedicated to commercial production, but we continue to utilize dedicated space for research and development to improve our existing and future facilities.
On April 4, 2022, Local Bounti acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operate under the name Pete's ("Pete's"). Through the Pete's acquisition, we significantly increased our growing footprint, now operating three additional greenhouse growing facilities, including two in California and one in Georgia, the latter of which became operational in July 2022. We now have distribution to over 10,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Today, our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged salad and cress.
Local Bounti's founders are Craig M. Hurlbert and Travis M. Joyner, business partners with a track record of building and managing capital-intensive, commodity-based businesses in energy, water, and industrial technology. After initially setting out to invest in a CEA business, Craig and Travis could not find a suitable existing business or technology in which to invest. Instead, they took a clean sheet approach and began to build a business with long-term CEA leadership in mind and a focus on unit economics and sustainability. With this background, we created our high-yield and low-cost Stack & Flow Technology™. Local Bounti plans to install its patent pending Stack & Flow Technology™ at its California facilities, combining the best aspects of vertical farming and greenhouse growing technologies to deliver higher yields of diverse leafy greens with superior unit economics.

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

We offer sales incentives to our customers, including temporary price reductions. We anticipate that these promotional activities could impact sales and that changes in such activities could impact period-over-period results. Sales may also vary from period to period depending on the purchase orders we receive, the volume and mix of products sold and the channels through which our products are sold. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from in 2023 and beyond.

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

In October 2022, we signed a five-year offtake agreement with Sam's Club for our leafy greens production starting at our greenhouse facility in Georgia. We continue to advance our expansion of the Georgia facility, which will double the existing footprint and further enhance capacity with the addition of our Stack & Flow TechnologyTM to meet pent up demand for Local Bounti packaged salads to current customers and open the opportunity to earn new business in that region.

Commercial Facility Expansion Update

Georgia Facility - Phase 1-A, 1-B and 1-C Progress

We completed our first "Stack" vertical zone in the fourth quarter, as part of our Stack & Flow Technology™ implementation, and are producing product in Phase 1-A. Construction of Phase 1-B is progressing and we now expect completion of this phase early in the second quarter of 2023. Following Phase 1-B completion, the site’s greenhouse footprint will be established and ready to integrate the complementary Stack zones that comprise Phase 1-C.

Georgia Facility - Construction Commences on “Stack” Integration

Georgia facility Phase 1-C construction has commenced, which reflects the integration of the vertical “Stack” component of the facility architecture. We now expect this work to be completed and operational early in the fourth quarter of 2023. Our Stack & Flow TechnologyTM is expected to add approximately 40% of incremental revenue generating capacity to the finished Georgia facility, which will be comprised of six acres of greenhouses and multiple climate, water, and spectral controlled Stack zones.

Texas Facility

In early January 2023, we started construction of the six-acre facility, which will leverage our proprietary Stack & Flow Technology™ to grow and sell our indoor grown line of packaged leafy greens. Varieties will include spring mix, butter lettuce, romaine crisp, green leaf, and additional blends. The addition of the new facility in northeast Texas is expected to fortify our distribution in markets across Texas, Oklahoma, Louisiana, Mississippi, Arkansas, Kansas, and Missouri. Further, the facility is designed to provide additional capacity to meet existing demand from our direct relationships with blue-chip retailers and distributors throughout the region. The facility is expected to commence operations in the fourth quarter of 2023.

Washington Facility

The Pasco, Washington facility continues to progress with anticipated completion in the first quarter 2024, which reflects our decision to stagger construction to accommodate the commissioning of our Texas facility in the fourth quarter of 2023. The Washington facility will be comprised of multiple Stack zones and three acres of greenhouse.

Recent Developments

On March 28, 2023, Local Bounti entered into an amendment to the Credit Agreements with Cargill Financial to expand the term loan credit facility from $170 million to up to $280 million per the terms and conditions of the agreement, including capital to fund construction at the Local Bounti's facilities in Georgia, Texas, and Washington, subject to certain conditions. In consideration for the improved flexibility and the expanded size of the facility, Local Bounti issued Cargill Financial 5-year warrants to purchase up to 69.6 million shares of common stock with a per share exercise price of $1 per share, representing more than a 100% premium to Local Bounti’s current stock price. See Item 9B, Other Information.

Factors Affecting Our Financial Condition and Results of Operations

We expect to expend substantial resources as we:

•identify and invest in future growth opportunities, including new product lines;

•complete construction and commissioning of new facilities in Pasco, Washington, and Mount Pleasant, Texas;

•integrate Pete's operations into our business;

•invest in product innovation and development;

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses, including increased finance, legal and accounting expenses associated with being a public company, and growing operations.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting estimates are more fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

Stock-Based Compensation

We recognize in our Consolidated Statements of Operations the grant-date fair value of restricted stock units (RSUs) and restricted stock awards (RSAs) issued to both employees and non-employees. Our RSUs and RSAs are subject to service-based vesting conditions. Stock-based compensation expense is recognized on a tranche-by-tranche basis using the accelerated attribution method over the requisite service period of the award, which generally corresponds to the underlying vesting term. Forfeitures of awards are accounted for in the period in which they occur. Stock-based compensation cost of RSUs and RSAs is calculated by multiplying the grant date fair value by the number of shares granted. The fair value of each share of common stock underlying RSUs and RSAs is based on the closing price of our common stock as reported by NYSE on the date of the grant.

Goodwill

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired, and liabilities assumed be recorded at the date of acquisition at their respective fair values.

Goodwill is not subject to amortization and is reviewed for impairment annually during the fourth fiscal quarter, or earlier whenever events or changes in business circumstances indicate an impairment may have occurred. Our impairment tests are based on a single reporting unit structure. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value, with an impairment charge recognized for the difference.

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, budget-to-actual performance, and trends in market capitalization for us and our peers. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative assessment. Depending upon the results of that assessment, the recorded goodwill may be written down, and impairment expense is recorded in the Consolidated Statements of Operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit.

For the year ended December 31, 2022, as part of our annual assessment, a qualitative goodwill assessment was performed and we determined it was not more likely than not that the fair value of our reporting unit was less than its carrying value.

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change
	(in thousands)
Sales	$19,474	$638	18,836
Cost of goods sold	17,259	432	16,827
Gross profit	2,215	206	2,009
Operating expenses:
Research and development	14,059	3,425	10,634
Selling, general and administrative	82,682	41,498	41,184
Total operating expenses	96,741	44,923	51,818
Loss from operations	(94,526)	(44,717)	(49,809)
Other income (expense):
Convertible Notes fair value adjustment	—	(5,067)	5,067
Interest expense, net	(16,734)	(6,618)	(10,116)
Other income	189	309	(120)
Net loss	$(111,071)	$(56,093)	(54,978)

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive the majority of our revenue from the sale of produce. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from in 2023 and beyond.

Sales increased by $18.8 million to $19.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was due primarily to the acquisition of Pete's at the beginning of April 2022, which added more than 10,000 retail locations nationwide.

Cost of Goods Sold

Cost of goods sold consists primarily of costs related to growing produce at our greenhouse facilities, including labor costs, which include wages, salaries, benefits, and stock-based compensation, seeds, soil, nutrients and other input supplies, packaging materials, depreciation, utilities and other manufacturing overhead. We expect that, over time, cost of goods sold will decrease as a percentage of sales, as a result of scaling our business.

Cost of goods sold increased by $16.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to increased sales during 2022 driven by the acquisition of Pete's. Cost of goods sold also increased for the year ended December 31, 2022 due to the fair value step-up to expected selling price of acquired inventory from the April 2022 Pete's Acquisition. This acquired inventory was subsequently sold during the second quarter at a zero margin stepped-up value, which negatively impacted our gross margin for the year ended December 31, 2022 by $1.0 million or 5.4%. Additionally, cost of goods sold was negatively impacted for the year ended December 31, 2022 due to temporary supply chain challenges with suppliers at our California facilities during the second quarter, which resulted in higher costs to fill orders. These temporary supply chain challenges have since been resolved.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, which include salaries, benefits, and stock-based compensation, overhead (including depreciation, utilities and other related allocated expenses), and supplies and services related to the development of our growing processes. Our research and development efforts are focused on the development of our processes utilizing our CEA facilities, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including berries. We focus our research and development efforts on areas that we believe will generate future revenue and grow our intellectual property portfolio across process improvements, genetics, computer, vision, artificial intelligence, and process controls. We expect that, over the long term, research and development will decrease as a percentage of sales, as a result of the establishment of our growing process.

Research and development costs increased by $10.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was due to increased investment in personnel, materials, supplies, and facility capacity as we continue to expand our product offering and refine our growing process. We incurred costs for research and development of our production, harvesting, and post-harvest packaging techniques and processes, as well as production surplus costs related to the development and testing of our production processes.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, human resources and sales and marketing teams, expenses for third-party professional services, Pete's acquisition related costs, insurance, marketing, advertising, computer hardware and software, and amortization of intangible assets, among others.

Selling, general, and administrative expenses increased by $41.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $20.2 million increase in stock-based compensation expense driven by the vesting of stock awards, a $6.2 million increase in employee salaries, wages, benefits, and payroll taxes and fees due to increased headcount from Company growth and the Pete's Acquisition and to support operations as a public company, a $5.0 million increase in amortization of intangibles acquired as part of the Pete's Acquisition, a $3.1 million increase in insurance costs, and a $2.3 million increase in professional legal, accounting, and consulting fees.

Convertible Notes Fair Value Adjustment

During 2021, we entered into a series of identical convertible long-term notes with various parties with a face value of $26.1 million that bore interest at 8% with a maturity date of February 8, 2023 (the "Convertible Notes"). All Convertible Notes were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

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

There was no Convertible Notes fair value adjustment for the year ended December 31, 2022 as all the Convertible Notes were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.

Interest Expense, net

Interest expense consists primarily of interest expense related to the loans with Cargill Financial and interest recognized per the terms of our financing obligation related to the Montana facility.

Interest expense, net increased by $10.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase is primarily due to a $26.2 million increase in the principal amount outstanding on the Subordinated Facility and a $98.4 million increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase as compared to the prior year period, which resulted in an additional interest expense, net of interest capitalized, of $10.0 million as compared to the prior year period. Additional interest expense of $2.8 million was incurred from amortization of loan origination fees for the loans with Cargill Financial as compared to the prior year period, and $0.7 million of unamortized debt issuance costs that were written off in 2022 in connection with the First Amendment as described in Note 7, Debt. This increase was offset by a decrease in interest expense of $1.2 million related to a $10.0 million term loan with Cargill Financial that was paid off in September 2021 and a decrease of $1.4 million related to our Convertible Notes which were converted into shares of common stock in connection with the business combination of Local Bounti and Leo Holdings III Corp on November 19, 2021.
We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets. During the year ended December 31, 2022, $1.2 million of interest expense has been capitalized. No interest was capitalized during the year ended December 31, 2021.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At December 31, 2022, we had an accumulated deficit of $179.3 million and cash of $24.9 million comprised of $13.7 million of cash and cash equivalents and $11.3 million of restricted cash and cash equivalents used to service our debt with Cargill Financial.

As of December 31, 2022, the principal amount due under our credit facilities with Cargill Financial totaled $140.9 million, none of which is classified as current. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity are cash on hand, cash flows generated from the sale of our products, and a credit facility with Cargill Financial. Cash expenditures over the next 12 months are expected to include interest payments on debt obligations, general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting and selling our products, such as the purchase of seeds, soil, nutrients and other growing supplies, shipping and fulfillment costs, and facility maintenance costs.

We believe that our current cash position, cash flow from operations, the proceeds expected from the sale leaseback transaction (see Note 17, Subsequent Events, in Notes to the Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K) and the borrowing capacity under our credit facility with Cargill Financial are sufficient to fund our basic cash requirements for 12 months from the date of issuance of the Consolidated Financial Statements. Also, while we believe the amendment to the Cargill Financial credit facility provides adequate resources and flexibility to fund our planned construction projects, our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, Risk Factors. In the event that our plans change, or our cash requirements are greater than we anticipate, we may need to curtail operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility whereby Cargill Financial agreed to make advances to the Company of up to $150.0 million and $50.0 million, respectively. Subsequent to the First Amendment as described in Note 7, Debt, the aggregate amount of outstanding loans and undrawn commitments under the Senior Facility and the Subordinated Facility was reduced to $127.5 million and $42.5 million, respectively, and the interest rate on the Subordinated Facility increased by 2% to 12.5% per annum and the interest rate on the Senior Facility increased by 2% to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio). Accrued interest is paid quarterly in arrears on the first business day of each calendar quarter, through the maturity date of September 3, 2028. As of December 31, 2022, a total of $42.5 million and $98.4 million was outstanding on the Subordinated Facility and the Senior Facility, respectively. The Subordinated Facility and the Senior Facility are included in "Long-term debt" on the Consolidated Balance Sheet. We are required to maintain cash on hand to cover upcoming interest payments under the Credit Facilities. This amount totals $11.3 million and is reflected in the Consolidated Balance Sheet as restricted cash and cash equivalents at December 31, 2022.

At December 31, 2022, our payment obligations for the Subordinated Facility and the Senior Facility are as follows(1):

(in thousands)
2023	$22,376
2024	29,760
2025	32,221
2026	32,221
2027	32,221
Thereafter	152,542
Total	$301,341

_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.1% interest rate for the Senior Facility effective as of January 1, 2023. The calculation also includes an unused commitment fee of 1.25%.

Cash Flow Analysis

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Year Ended December 31,
	(in thousands)
	2022	2021
Net cash used in operating activities	$(48,808)	$(20,108)
Net cash used in investing activities	(172,385)	(29,666)
Net cash provided by financing activities	145,054	150,806
Cash and cash equivalents and restricted cash at beginning of year	101,077	45
Cash and cash equivalents and restricted cash at end of year	$24,938	$101,077

Net Cash Used In Operating Activities

Net cash used in operating activities was $48.8 million for the year ended December 31, 2022 due to a net loss of $111.1 million, partially offset by non-cash activities of $39.2 million in stock-based compensation expense, $5.4 million in depreciation expense, $5.0 million in amortization expense, $3.0 million in amortization of debt issuance costs, $2.6 million in loss on disposal of property and equipment, and $5.4 million net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $20.1 million for the year ended December 31, 2021 due to a net loss of $56.1 million, partially offset by non-cash activities of $17.9 million in stock-based compensation expense, $5.1 million in fair value adjustments to the Convertible Notes, $1.4 million of interest expense on the Convertible Notes, $0.9 million in debt extinguishment expense, $0.8 million in amortization of debt issuance costs, $0.7 million in depreciation expense, and $9.5 million net increase of cash from changes in assets and liabilities primarily driven by increase in accrued construction expenses related to the Pasco CEA facility.

Net Cash Used In Investing Activities

Net cash used in investing activities was $172.4 million for the year ended December 31, 2022, due primarily to the acquisitions described in Note 3, Acquisitions, including the Pete's Acquisition for net cash outlay of $90.6 million and the Property Acquisition for net cash outlay of $25.8 million. Additional cash used in investing activities related to $56.0 million of purchases of equipment and other items for the Pasco, Georgia, and Texas CEA facilities.

Net cash used in investing activities was $29.7 million for the year ended December 31, 2021, which was made up of purchases of equipment and other items related to the expansion of the Montana Facility and construction equipment for the Pasco CEA facility.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $145.1 million for the year ended December 31, 2022, representing $124.6 million in proceeds from the issuance of debt and $23.3 million in proceeds from Private Placement financing (refer to Note 11, Stockholders' Equity (Deficit), of the Consolidated Financial Statements for more information about the Private Placement), which was partially offset by $2.3 million payment of debt issuance costs.

Net cash provided by financing activities was $150.8 million for the year ended December 31, 2021, representing $137.5 million in proceeds from the completion of the Business Combination, $26.3 million cash received from the issuance of the Cargill Loans, $26.0 million cash received from the issuance of Convertible Notes, and $3.9 million net proceeds from financing obligations. The increase is offset by $27.3 million cash distribution to Legacy Local Bounti shareholders in connection with the closing of the Business Combination, $10.7 million cash repayment of debt, and the payment of $5.4 million in debt issuance costs.

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

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2, in our Notes to Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Local Bounti Corporation

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Local Bounti Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

Whippany, New Jersey

March 31, 2023

PCAOB ID Number 100

LOCAL BOUNTI CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$13,666	$96,661
Restricted cash and cash equivalents	11,272	4,416
Accounts receivable, net	2,691	110
Inventory, net	3,594	922
Prepaid expenses and other current assets	2,881	3,399
Total current assets	34,104	105,508
Property and equipment, net	157,844	37,350
Operating lease right-of-use assets	137	55
Goodwill	38,481	—
Intangible assets, net	47,273	—
Other assets	901	1,017
Total assets	$278,740	$143,930

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$13,757	$1,920
Accrued liabilities	9,426	16,020
Operating lease liabilities	84	28
Total current liabilities	23,267	17,968
Long-term debt, net of debt issuance costs	119,814	11,199
Financing obligation	14,139	13,070
Operating lease liabilities, noncurrent	187	10
Total liabilities	157,407	42,247

Commitments and contingencies (Note 15)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 400,000,000 shares authorized, 103,700,630 and 86,344,881 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	10	9
Additional paid-in capital	300,636	169,916
Accumulated deficit	(179,313)	(68,242)
Total stockholders' equity	121,333	101,683
Total liabilities and stockholders' equity	$278,740	$143,930

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Sales	$19,474	$638
Cost of goods sold(1)(2)(3)	17,259	432
Gross profit	2,215	206
Operating expenses:
Research and development(2)(3)	14,059	3,425
Selling, general and administrative(2)(3)	82,682	41,498
Total operating expenses	96,741	44,923
Loss from operations	(94,526)	(44,717)
Other income (expense):
Convertible Notes fair value adjustment	—	(5,067)
Interest expense, net	(16,734)	(6,618)
Other income	189	309
Net loss	$(111,071)	$(56,093)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(1.27)	$(1.06)
Weighted average common shares outstanding:
Basic and diluted	87,114,635	52,888,268

(1) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with acquisition of Pete's as follows:

	Year Ended December 31,
	2022	2021
Cost of goods sold	$1,042	$—
Total business combination fair value basis adjustment to inventory	$1,042	$—

(2) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2022	2021
Cost of goods sold	$104	$—
Research and development	2,057	—
Selling, general and administrative	37,005	17,895
Total stock-based compensation expense	$39,166	$17,895

(3) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2022	2021
Cost of goods sold	$2,957	$66
Research and development	1,304	528
Selling, general and administrative	6,166	90
Total depreciation and amortization	$10,427	$684
See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	58,076,019	$1	$9,577	$(12,149)	$(2,571)
Issuance of restricted common stock, net	1,182,129	—	—	—	—
Merger recapitalization, net of issuance costs $30,422	23,817,279	8	137,523	—	137,531
Vesting of restricted stock units, net	45,386	—	—	—	—
Cash distribution to Legacy Local Bounti shareholders	—	—	(27,320)	—	(27,320)
Conversion of Convertible Notes to common stock	3,224,068	—	32,241	—	32,241
Stock-based compensation	—	—	17,895	—	17,895
Net loss	—	—	—	(56,093)	(56,093)
Balance, December 31, 2021	86,344,881	$9	$169,916	$(68,242)	$101,683
Issuance of common stock for business combination	5,654,600	—	50,948	—	50,948
Issuance of common stock for debt modification	1,932,931	—	17,416	—	17,416
Issuance of common stock for PIPE Financing, net of issuance costs $553,287	9,320,000	1	22,746	—	22,747
Issuance of common stock upon exercise of warrants	10	—	—	—	—
Vesting of restricted stock units, net	448,208	—	—	—	—
Stock-based compensation	—	—	39,610	—	39,610
Net loss	—	—	—	(111,071)	(111,071)
Balance, December 31, 2022	103,700,630	$10	$300,636	$(179,313)	$121,333

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(111,071)	$(56,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,400	684
Amortization of intangible assets	5,027	—
Stock-based compensation expense	39,166	17,895
Bad debt allowance	114	19
Inventory valuation allowance	596	(26)
Loss on disposal of property and equipment	2,568	—
Change in fair value - Convertible Notes	—	5,067
Change in fair value - Warrant	—	10
Gain on Convertible Notes	—	(240)
Loss on debt extinguishment	735	939
Amortization of debt issuance costs	2,988	782
Interest on Convertible Notes	—	1,364
Interest on financing obligation	231	—
Changes in operating assets and liabilities:
Accounts receivable	(643)	193
Inventory	(88)	(652)
Prepaid expenses and other current assets	1,397	(3,384)
Other assets	2,328	(966)
Accounts payable	2,116	1,737
Operating lease liabilities	151	10
Warrant liabilities	—	(1,425)
Accrued liabilities	177	13,978
Net cash used in operating activities	(48,808)	(20,108)

Investing Activities:
Purchases of property and equipment	(56,020)	(29,666)
Asset acquisition	(25,813)	—
Business combination, net of cash acquired	(90,552)	—
Net cash used in investing activities	(172,385)	(29,666)

Financing Activities:
Proceeds from recapitalization, net of issuance costs $30,422	—	137,532
Proceeds from issuance of Convertible Notes, net	—	26,000
Proceeds from financing obligations	—	3,854
Proceeds from Private Placement financing	23,300	—
Transaction costs paid in connection with financing activities	(553)	—
Proceeds from issuance of debt	124,649	26,793
Cash distribution to Legacy Local Bounti shareholders	—	(27,320)
Payment of debt issuance costs	(2,342)	(5,399)
Repayment of debt	—	(10,654)
Net cash provided by financing activities	145,054	150,806
Net (decrease) increase in cash and cash equivalents and restricted cash	(76,139)	101,032
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	101,077	45
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$24,938	$101,077

Reconciliation of cash, cash equivalents, and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$13,666	$96,661
Restricted cash and cash equivalents	11,272	4,416
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$24,938	$101,077

Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest capitalized	$10,743	$2,981

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$388	$—
Reduction of right of use asset and associated lease liability due to lease cancellation	$203	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$825	$12,441
Stock-based compensation capitalized to property and equipment, net	$444	$—
Property and equipment obtained in exchange for financing obligation	$840	$—
Issuance of common stock related to modification of line of credit	$17,416	$—
Issuance of common stock for business combination	$50,948	$—
Non-cash proceeds from issuance of Convertible Notes for services provided	$—	$50

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process. Our primary products include living butter lettuce as well as packaged salad and cress.

On April 4, 2022, the Company acquired California-based complementary indoor farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operate under the name Pete's ("Pete's"). Pete’s is a California-based indoor farming company with three greenhouse growing facilities, including two in California and one in Georgia, the latter of which became operational in July 2022. See Note 3, Acquisitions, for additional discussion of the Pete's Acquisition.
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

Liquidity and Going Concern

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. When substantial doubt exists under this methodology, the Company’s management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of its plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s expectation of generating operating losses and negative operating cash flows in the future, and the need for additional funding to support the Company’s planned operations initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management’s current operating plan, the Company believes its cash on hand at December 31, 2022 as well as the proceeds expected from the sale leaseback transaction and the amendment to the credit facility with Cargill Financial, which are disclosed in Note 17, Subsequent Events, is sufficient to fund the Company’s operations for a period of a least twelve months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of instruments issued for stock-based compensation, inventory valuation reserve, valuation of acquired intangibles and goodwill in business combinations, and income taxes, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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
Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments with an original maturity date of three months or less when purchased to be cash equivalents.
The Company maintains its cash with major financial institutions that may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are restricted through legal contracts or regulations. The Company has entered into Credit Agreements with Cargill Financial, under which the Company has $170.0 million of outstanding loans and undrawn commitments. For further detail, see Note 7, Debt.

As part of the Facilities under the Credit Agreements, the Company is required to establish a "Debt Service Reserve Account," which is a deposit account, that contains minimum funds in an amount equal to or greater than the Minimum P&I Amount (as set forth in the Senior Credit Agreement) and the Minimum Interest Amount (as set forth in the Subordinated Credit Agreement). The Company has drawn a total of $98.4 million on the Senior Facility and $42.5 million on the Subordinated Facility as of December 31, 2022. Out of the total outstanding balance, $11.3 million was to fund the Debt Service Reserve Account and is included in "Restricted cash and cash equivalents" on the Consolidated Balance Sheet. The long-term portion of each of the Senior Facility and the Subordinated Facility is included in "Long-term debt" on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable includes billed receivables and is presented net of an allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.1 million at December 31, 2022. The allowance for doubtful accounts was not material at December 31, 2021.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Business Combinations
The purchase consideration of acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

Debt Issuance Costs
Debt issuance costs are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method. Debt issuance costs related to debt instruments are presented on the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability.

Inventory
Inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Inventory write-downs are recorded for shrinkage, damaged, stale and slow-moving items.
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
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Class	Estimated Useful Life
Greenhouse facility	30 years
Production Equipment	10 to 15 years
Office Equipment	3 years
Leasehold Improvements	Shorter of lease term or useful life of asset

Capitalization of Interest
The Company capitalizes interest on capital projects in accordance with ASC 835-20, Capitalization of Interest, which requires the capitalization of interest costs to get certain assets ready for their intended use. The Company capitalizes interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Capitalization of interest ceases when the project is substantially complete and ready for its intended use. The Company amortizes capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets.
During the year ended December 31, 2022, $1.2 million of interest expense has been capitalized. No interest was capitalized during the year ended December 31, 2021.

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
The Company's impairment tests are based on a single reporting unit structure. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The Company did not recognize any impairment of goodwill during the periods presented.

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
Leases

The Company determines if an arrangement contains a lease at inception of a contract, and leases are classified at commencement as either operating or finance leases. For operating leases, the Company recognizes a right-of-use (ROU) asset and a lease liability on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments arising from the lease.

The lease liability is determined as the present value of future lease payments over the lease term. The ROU asset is based on the lease liability adjusted for any prepaid lease payments or lease incentives. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate.

The Company utilizes certain practical expedients and policy elections available under ASC 842. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (leases with an initial term of 12 months or less) and the Company has elected to separate lease and non-lease components for all existing classes of assets.

Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments to the lessor such as maintenance, utilities, insurance, and real estate taxes are expensed as incurred. For further discussion, see Note 9, Leases.

Revenue Recognition
The Company’s principal business is the production and sale of sustainably grown fresh greens through CEA facilities. Revenue is recognized at a point in time when the product control is transferred or passed to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. In general, control transfers to the customer when the product is shipped to the customer based upon applicable shipping terms. Customer contracts generally do not include more than one performance obligation. Product prices are based on agreed upon rates with customers and do not include financing components or noncash consideration.
In 2021, the Company generated revenue from the sale of intellectual property that the Company developed. For each licensing agreement for intellectual property, the promise to deliver a license that grants the customer the right to use the intellectual property is considered to be a distinct performance obligation. Revenue from intellectual property is recognized at a point in time upon delivery of documentation of the Company's intellectual property to the licensee. Intellectual property sold in 2021 consisted of intellectual property for salad kits, including the licensed know-how for recipes, packaging support, and branding kit development.
Revenue by major product or service type is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue from sale of produce	$19,474	$551
Revenue from sale of intellectual property	—	87
Total revenue	$19,474	$638

The Company does not have unbilled receivable balances arising from transactions with customers. Payment terms are generally between 10 to 30 days.
The Company does not capitalize contract inception costs, as contracts (which are in the form of purchase orders from customers) are one year or less and the Company does not incur significant fulfillment costs requiring capitalization.

The Company has made the accounting policy election to exclude any sales and similar taxes from the transaction price.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, including salaries and related benefits, stock-based compensation, supplies, consumables and services used in and related to the research and development of our growing techniques and processes, and growing facility overhead (including depreciation, utilities and other related allocated expenses). Research and development efforts are focused on the development and testing of existing and new processes to maximize the utilization of Company’s CEA facilities and increase production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops. Research and development costs are expensed as incurred.
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
Advertising
Advertising expenses are expensed as incurred. The Company incurred advertising expenses of $0.9 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. Advertising expenses are included in "Selling, general and administrative" expense in the Consolidated Statements of Operations.
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
The Company recognizes uncertain tax positions based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. Uncertain income tax positions are not recognized if there is less than a 50% likelihood of being sustained. The Company reviews the tax reserves as circumstances warrant and adjusts the reserves as events occur that affect its potential liability for additional taxes. The Company follows the applicable guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. The Company reflects interest and penalties related to income tax liabilities as a component of income tax expense.
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
The Company's receivables are derived from revenue earned primarily from customers located in the United States. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts related to estimated credit losses.
Significant customers are those customers who represent 10% or more of total revenue during the year or 10% or more of net accounts receivable at the balance sheet date.

At December 31, 2022, there were two significant customers that accounted for approximately 28% of the Company's accounts receivable. For the year ended December 31, 2022, two individual customers represented more than 10% of total revenue. In aggregate, these two customers represented approximately 27% of the Company's revenue.

At December 31, 2021, there were four significant customers that accounted for approximately 81% of the Company's accounts receivable. For the year ended December 31, 2021, four individual customers represented more than 10% of total revenue. In aggregate, these four customers represented approximately 82% of the Company's revenue.
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

Accounting Pronouncements Recently Adopted
In May 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 on January 1, 2022 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2022 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which amends the guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. ASU 2016-13 is effective for the Company as of January 1, 2023 and early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on its Consolidated Financial Statements.

3. Acquisitions

Pete's Business Combination
On April 4, 2022, the Company acquired 100% of the shares of Pete's. The purchase price consideration for the acquisition was $92.5 million in cash (subject to customary adjustments) and 5,654,600 shares of Local Bounti common stock, which had an original consideration, at the time of signing, of $30.0 million and a fair value of $50.9 million as of the closing date of the Pete's Acquisition. The acquisition has been accounted for as a business combination. The Company acquired Pete's in order to leverage Pete's operational scale and retail distribution footprint to create a leading, scaled CEA operator with a national distribution footprint.
Acquisition related costs of $4.4 million were included in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2022.
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
The preliminary allocation is as follows (in thousands):

Intangible assets	$52,300
Goodwill	38,481
Assets acquired	56,449
Liabilities assumed	(3,776)
Total fair value of net assets acquired:	$143,454
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but it does not exceed twelve months. The purchase price allocation is subject to future adjustments related to income taxes or other contingencies.
The useful life of the customer relationships, trade name, and non-compete agreements are approximately 16 years, seven years, and 18 months, respectively. Amortization expense of intangible assets was $5.0 million for the year ended December 31, 2022.
Intangible assets, net, consisted of the following as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(1,884)	$38,316	15.25
Trade name	7,400	(793)	6,607	6.25
Non-compete agreements	4,700	(2,350)	2,350	0.75
Total:	$52,300	$(5,027)	$47,273

As of December 31, 2022, future amortization expense is expected to be as follows (in thousands):

2023	$5,920
2024	3,570
2025	3,570
2026	3,570
2027	3,570
Thereafter	27,073
Total	$47,273

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Sales	$25,405	$23,359
Net loss	$(112,364)	$(79,876)
Asset Acquisition
On April 4, 2022, in connection with consummating the Pete's Acquisition, Pete's acquired the properties previously being leased by Pete's from an internally managed net-lease real estate investment trust ("REIT") pursuant to certain sale-leaseback agreements between Pete's and the REIT for an aggregate cash purchase price of $25.8 million (the "Property Acquisition").
The Company accounted for the properties as an asset acquisition as substantially all of the fair value of the acquisition is concentrated in a single asset or group of similar identifiable assets.
The following table sets forth the fair value of the identifiable assets acquired as of the date of the acquisition (in thousands):

Land	$13,800
Construction-in-progress	12,013
Total:	$25,813

Leo Holdings III Corp Business Combination and Recapitalization

On November 19, 2021, the Company consummated the Business Combination pursuant to that certain Agreement and Plan of Merger, dated June 17, 2021, by and among Leo, and Legacy Local Bounti. In connection with the consummation of the Business Combination (the "Closing"), the registrant changed its name from Leo Holdings III Corp to Local Bounti Corporation.

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

Under this method of accounting, while Leo was the legal acquirer, it has been treated as the "acquired" company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Local Bounti issuing stock for the net assets of Leo, accompanied by a recapitalization. The net assets of Leo were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Local Bounti. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the business combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (approximately 4.969669 Local Bounti shares to every share of Leo).

In connection with the Business Combination, Leo entered into subscription agreements with certain investors (the "PIPE Investors"), whereby it issued 15,000,000 shares of common stock at $10.00 per share (the "PIPE Shares") for an aggregate purchase price of $150.0 million (the "PIPE Financing"), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the PIPE Investors were issued shares of the Company's common stock.

The aggregate consideration for the Business Combination and proceeds from the PIPE Financing was approximately $150.0 million, consisting of shares of common stock valued at $10.00 per share. Including the PIPE financing, the aggregate common stock consideration consists of 83,514,977 shares of Legacy Local Bounti common stock, including shares issuable in respect of vested equity awards of the Legacy Local Bounti.

In connection with the Business Combination, the Company incurred direct and incremental costs of $34.8 million related to the equity issuance, consisting of $30.4 million of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital and treated as a reduction of proceeds, and expenses of $4.4 million primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination were recorded within Selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2021.

4. Inventory
Inventories consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$2,018	$612
Work-in-process	413	173
Finished goods	1,854	69
Consignment	—	163
Inventory valuation allowance	(691)	(95)
Total inventory, net	$3,594	$922

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Machinery, equipment, and vehicles	$32,774	$3,683
Land	19,296	4,122
Buildings and leasehold improvements	55,392	14,141
Construction-in-progress	56,753	16,375
Less: Accumulated depreciation	(6,371)	(971)
Property and equipment, net	$157,844	$37,350
Depreciation expense related to property and equipment was $5.4 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Interest	$4,372	$—
Construction	825	11,192
Insurance	21	2,582
Payroll	1,470	792
Production	1,438	461
Professional services	894	273
Other	406	720
Total accrued liabilities	$9,426	$16,020

7. Debt
Debt consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Senior Facility	$98,442	$—
Subordinated Facility	42,500	16,293
Unamortized deferred financing costs, Cargill Credit Agreements	(21,128)	(5,094)
Total debt	$119,814	$11,199

Agreements with Cargill Financial

On September 3, 2021, Local Bounti Operating Company LLC and certain subsidiaries entered into (a) a credit agreement (the "Senior Credit Agreement") with Cargill Financial for an up to $150.0 million multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Subordinated Credit Agreement" and, together with the Senior Credit Agreement, the "Credit Agreements") with Cargill Financial for an up to $50.0 million multiple-advance term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Facilities").

First Amendment of the Credit Agreements

On March 14, 2022, Local Bounti Operating Company LLC and certain subsidiaries entered into a First Amendment to the Credit Agreements (the "First Amendment") with Cargill Financial to amend the Credit Agreements and the Facilities, effective on April 4, 2022 upon closing the Pete's Acquisition. The First Amendment provided (a) the Pete's Acquisition to be funded pursuant to the Facilities, (b) the aggregate amount of outstanding loans and undrawn commitments under the Facilities to be reduced to $170.0 million, (c) the minimum liquidity covenant to be reduced from $30.0 million to $20.0 million (inclusive of existing restricted cash on the Condensed Consolidated Balance Sheets), and (d) the interest rate of each of the Senior Facility and the Subordinated Facility to be increased by 2% to 12.5% per annum, among other matters. Pursuant to the First Amendment, in connection with the closing of the Pete's Acquisition, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of common stock to Cargill Financial. As a result of reducing the Facilities from $200.0 million to $170.0 million, the Company wrote off $0.7 million of unamortized debt issuance costs in proportion to the decrease in borrowing capacity. The write-off amount was recorded as interest expense in the Consolidated Statement of Operations for the year ended December 31, 2022. The First Amendment fee of $2.0 million and the issued 1,932,931 shares of common stock with a fair value at the time of issuance of $17.4 million was recorded as additional debt discount and is amortized to interest expense over the remaining term of the Credit Agreements on a straight-line basis.

Second Amendment of the Credit Agreements

On August 11, 2022, Local Bounti Operating Company LLC, the Company and certain subsidiaries entered into a Second Amendment to the Credit Agreements (the "Second Amendment") with Cargill Financial, effective on June 30, 2022. The Second Amendment provided that, until the earliest to occur of (x) the occurrence of any event of default, (y) the effective date of a qualified equity financing and (z) March 31, 2024, the requirement for the minimum interest amount for the Senior Facility and the Subordinated Facility is reduced to an amount equal to the greater of (i) $0 and (ii) the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility in respect of term loans outstanding for a period of four calendar quarters.

Third Amendment of the Credit Agreements

On December 30, 2022, Local Bounti Operating Company LLC, the Company and certain subsidiaries entered into a Third Amendment to the Credit Agreements (the "Third Amendment") with Cargill Financial. The Third Amendment provided for (i) the amount of cash required to be held in the debt service reserve account for the Credit Agreements to be reduced to $11.3 million through April 1, 2024; (ii) the payment date for regularly scheduled interest and principal payments and certain other payments under the Credit Agreements to be changed from the last business day of the applicable quarter to the first business day of the subsequent quarter; (iii) the payment in kind of the quarterly interest payment due and payable for the quarter ended December 31, 2022; and (iv) a capital expenditures covenant which limits capital expenditures to existing projects and restricts aggregate capital expenditures for existing projects in excess of amounts set forth in the applicable construction budget to $1,000,000 in any fiscal year.

Subsequent to all the amendments set forth above, the interest rate on the Subordinated Facility is 12.5% per annum, with accrued interest on the agreement paid quarterly in arrears on the first business day of the subsequent quarter through the maturity date of September 3, 2028.

Subsequent to all the amendments, the interest rate on the Senior Facility is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio) per annum, with accrued interest on the agreement paid quarterly in arrears on the first business day of the subsequent quarter through the maturity date of September 3, 2028.

Principal payments under the Senior Facility are due quarterly, beginning April 1, 2024, pursuant to a 10 year straight line amortization schedule, and on the maturity date of the Senior Facility and the Subordinated Facility on September 3, 2028.

In accordance with the Credit Agreements, the Company is required to have a debt service reserve account which is shown as restricted cash and cash equivalents on the Company's Consolidated Balance Sheets. The balance of the Company's debt service reserve account was $11.3 million at December 31, 2022 as compared to $4.4 million at December 31, 2021.

The Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of December 31, 2022.

The Facilities have an unused commitment fee in an amount of 125 basis points per annum of the unused portion of the Facilities.
8. Financing Obligation

In June 2020, the Company completed the construction of the Montana Facility. Subsequent to the completion, the Company entered into a sale and finance leaseback transaction for the Montana Facility with Grow Bitterroot, LLC (“Grow Bitterroot”), a related party, for total consideration of $6.9 million with an initial term of 15 years. The Company also has an option to extend the term of the facility lease for three consecutive terms of five years each, of which the Company currently reasonably expects to extend the first term. In addition, the Company and Grow Bitterroot entered into a property maintenance and management services agreement under which the Company will provide all property maintenance and management services including business, operational, strategic and advisory services in exchange for an annual fee of $0.1 million. The property maintenance and management services agreement includes an initial term of three years with one year autorenewals unless terminated by either party with 30 days’ notice.

The transaction did not qualify for sale leaseback accounting due to the finance leaseback classification prohibiting sale accounting. As such, the transaction is accounted for as a financing transaction (a failed sale). Therefore, the assets remain on the Consolidated Balance Sheet with the proceeds from the transaction and purchases of equipment on behalf of the related party recorded as a financing obligation. In addition, the Company will manage the facility and perform maintenance in exchange for a management fee under the property maintenance and management services agreement. The contractual payments for both the lease agreement and property maintenance and management agreement are applied as payments of deemed principal and imputed interest. The Company utilized a rate of 11.60% to calculate imputed interest.

The lease agreement does not contain residual value guarantees. The agreement does not contain restrictions or covenants that may result in additional financial obligations. The landlord has the option to construct future improvements on the property; when the improvements are completed, the base rent will increase.

The following tables summarizes the financing obligation and the presentation in our Consolidated Statements of Operations for the period presented:

	Year Ended December 31,
	2022	2021
	(in thousands)

Amortization of financing obligation assets	$599	$433
Interest on financing liabilities	1,693	1,076

The following table summarizes future financing obligation payments by fiscal year:

Finance Obligation
(in thousands)
2023	$1,537
2024	1,591
2025	1,623
2026	1,655
2027	1,688
Thereafter	24,908
Total financing obligation payments	33,002
Amount representing interest	(30,718)
Net financing obligation and asset at end of term	11,855
Total financing obligation	$14,139
9. Leases

The Company has operating leases primarily for administrative offices, vehicles, and other facilities. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$137	$7
Short-term lease cost	447	322
Variable lease cost	4	3
Total lease expense	$588	$332

As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate for all operating leases was 3.6 years and 9.6%, respectively.

As of December 31, 2022, the maturities of lease liabilities under non-cancelable operating leases were as follows:

Operating Leases
(in thousands)
2023	$94
2024	84
2025	64
2026	35
2027	26
Total minimum lease payments	303
Less: imputed interest	(32)
Total	$271

10. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	December 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$13,997	$—	$—
Total	$13,997	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$96,661	$—	$—
Total	$96,661	$—	$—

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

As of December 31, 2022 and 2021, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
11. Stockholders' Equity (Deficit)
Common Stock

Pursuant to the terms of the Certificate of Incorporation, as amended, the Company is authorized to issue up to 400,000,000 common stock, $0.0001 par value per share, and 100,000,000 shares of Preferred Stock, $0.0001 par value per share.

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

Public and Private Warrants

Prior to the Business Combination of Local Bounti and Leo on November 19, 2021, Leo issued 10,833,333 public and private warrants to purchase shares of the Company’s common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire on November 19, 2026, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the public warrants, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by Leo Investors III LP (the "Sponsor") or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days' prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. In no event will the Company be required to net cash settle the Warrant exercise. As of December 31, 2022, outstanding public and private warrants, excluding warrants issued to Cargill Financial, were 10,833,296.

Assumed Warrants

In March 2021, the Company entered into a loan with Cargill Financial to finance the general working capital for the Company. This loan had a principal balance of up to $10.0 million and bore interest at 8% per annum with a maturity date of March 22, 2022. In September 2021, this loan was repaid in full. In connection with the original loan, Cargill Financials also received a total of 705,883 warrants (the "Assumed Warrants"), which are still outstanding. On November 19, 2021, the Company issued the Assumed Warrants for the right to purchase Common Stock, with an exercise price of $8.50 per share pursuant to those certain Warrant Agreements, dated as of March 22, 2021 and September 3, 2021 between the Company and Cargill Financial. The Assumed Warrants are exercisable in whole or in part at any time and from time to time on or after November 19, 2021 and on or before November 19, 2026.
Private Placement

On October 21, 2022 (the "Agreement Date"), the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain purchasers (the "Purchasers"), pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement, shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") at a purchase price of $2.50 per share (the "Private Placement"). The closing price of the Common Stock on the New York Stock Exchange on October 20, 2022 (the last trading day before the Agreement Date), was $2.50 per share.

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

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with the Purchasers, pursuant to which the Company agrees to register for resale the Common Shares (the "Registrable Securities"). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale by the Purchasers of the Registrable Securities within 10 business days of the closing of the Securities Purchase Agreement. The registration statement was filed on October 24, 2022 and became effective on November 1, 2022. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until such time as there are no longer Registrable Securities held by the Purchasers. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities.

The Company has granted the Purchasers customary indemnification rights in connection with the registration statement, including for liabilities arising under the Securities Act of 1933, as amended. The Purchasers have also granted the Company customary indemnification rights in connection with the registration statement.

12. Stock-Based Compensation

In 2020, the Company adopted an Equity Incentive Plan (the "2020 Plan") pursuant to which the Company’s Board of Directors could grant stock awards to employees and service providers. According to the 2020 Plan, incentive stock options could only be granted to eligible employees. Non-statutory stock options, stock appreciation rights, restricted stock, RSUs, and employee stock purchase plan were also included in the 2020 Plan and could be granted to service providers. In October 2021, the Company adopted a new Equity Incentive Plan (the "2021 Plan"), which replaced the 2020 Plan. The 2020 Plan terminated upon the effectiveness of the 2021 Plan, at which time the outstanding awards previously granted thereunder were assumed by the Company. Following termination of the 2020 Plan, no new awards will be granted under such plan but previously granted awards will continue to be subject to the terms and conditions of the 2020 Plan and the stock award agreements pursuant to which such awards were granted. Under the 2021 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards which are settled in the form of common shares under the 2021 Plan.

Restricted Common Stock Awards

The Company has granted change in control restricted common stock awards (RSAs) under the 2020 Plan. Upon a "change in control" (as defined in the 2020 Plan) of Local Bounti, the change in control restricted common stock awards would vest in full. If a "qualified public offering" of the common stock of Local Bounti occurred (as defined in the 2020 Plan, which includes the consummation of the Business Combination) prior to a change in control, then the change in control restricted common stock would vest upon the vesting schedule set forth in the 2020 Plan or individual award agreements. The fair value of the restricted common stock-based compensation awards was determined using the fair market value of the Company’s common stock on the date of the grant as determined by the Board.

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

A summary of the RSA activity for 2022 and 2021 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested at December 31, 2020	8,944,464	$1.27
Granted	2,086,827	$2.66
Forfeited	(904,698)	$1.27
Vested	(4,647,142)	$1.27
Unvested at December 31, 2021	5,479,451	$1.80
Vested, settled	(1,996,363)	$1.80
Vested, unsettled	271,408	$2.43
Unvested and outstanding at December 31, 2022	3,754,496	$1.85

The total expense of restricted common stock for the years ended December 31, 2022 and 2021 was $4.5 million and $9.6 million, respectively. As of December 31, 2022, the total compensation cost related to unvested restricted common stock not yet recognized is $2.3 million. Unvested restricted common stock not yet recognized is expected to be recognized over a weighted average period of 1.66 years.
Restricted Stock Units

The Company has granted restricted stock units (RSUs) under the 2020 Plan. The Company has entered into various RSU agreements with both employees and nonemployees. The vesting for these RSUs range from three months to four years on a graded vesting schedule.

A summary of the RSU activity for 2022 and 2021 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested at December 31, 2020	—	$—
Granted and vested	503,821	$9.60
Retroactive conversion of shares due to the Business Combination	2,000,003	$9.60
Forfeited	(2,485)	$9.97
Vested[1]	(105,550)	$6.75
Unvested and outstanding at December 31, 2021	2,395,789	$9.73
Granted	9,297,080	$5.72
Forfeited	(1,757,157)	$7.25
Vested	(1,674,424)	$7.14
Vested, deferred settlement	1,195,225	$6.28
Unvested and outstanding at December 31, 2022	9,456,513	$6.27
_____________________

1 These shares were net settled for 45,396 shares to cover the required withholding tax upon vesting.

The total expense value of RSUs for the years ended December 31, 2022 and 2021 was $34.7 million and $3.4 million respectively. As of December 31, 2022, the total compensation cost related to unvested RSUs not yet recognized is $25.7 million. Unvested RSUs not yet recognized are expected to be recognized over a weighted average period of 2.39 years.

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
In March 2021, the Company terminated the stock restriction agreement with the remaining stockholders and recognized all remaining unvested compensation expense during the first quarter of 2021. Compensation expense recorded was $4.9 million for the year ended December 31, 2021.
13. Income Taxes

For the years ended December 31, 2022 and 2021, the Company incurred net losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2022, the Company had approximately $212.6 million of U.S. federal and state net operating losses. On December 31, 2021, the Company had approximately $41.8 million of federal and state net operating losses. The federal net operating loss carryforwards can be carried forward by the Company indefinitely while the state net operating losses begin to expire in 2029.

The components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	(in thousands)
	2022	2021
Currently reportable expense
Federal	$—	$—
State	—	—
	—	—
Deferred benefit:
Federal	14,434	6,129
State	5,948	2,163
	20,382	8,292
Less valuation allowance	(20,382)	(8,292)
Total provision for income tax expense	$—	$—

The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2022		2021
Federal statutory income tax rate	21.0%	14,434.0	21.0%
State tax	4.2%	14,434.0	3.3%
Stock-based compensation	(5.3)%	14,434.0	(6.2)%
Non-deductible expenses	(1.6)%	14,434.0	—%
Research and development credit	0.1%	14,434.0	—%
Change in valuation allowance	(18.4)%	14,434.0	(16.3)%
Warrant revaluation	—%	14,434.0	(1.8)%
Effective tax rate	—%		—%

The difference between the provision for income taxes at the federal statutory rate of 21% and the income tax provision recorded was predominantly comprised of the impact of stock-based compensation and the change in valuation allowance. The change year over year is primarily the result of increased stock-based compensation activity during the year ended December 31, 2022, adjustments to deferreds, and the expansion of the Company’s state profile as a result of the Pete’s Acquisition.

	December 31,
	(in thousands)
	2022	2021
Gross deferred tax assets arising from
Net operating loss carryforwards	$27,953	$11,619
ASC 842 lease liability	3,317	3,661
Acquired intangibles	1,082	—
Accruals and reserves	1,418	—
Capitalized research expenditures	2,210	—
Capitalized SPAC transaction costs	—	1,207
Gross deferred tax assets	35,980	16,487
Deferred tax liabilities arising from:
Deferred franchise tax	—	(598)
ASC 842 right-of-use asset	(2,749)	(3,071)
Depreciation	(1,744)	(1,714)
Gross deferred tax liabilities	(4,493)	(5,383)
Net deferred tax assets before valuation allowance	31,487	11,104
Less valuation allowance	(31,487)	(11,104)
Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the change in the valuation allowance of $20.4 million and $8.3 million, respectively, was primarily due to the generation of additional net operating losses.

As of December 31, 2022, the Company had $0.1 million of federal research and development credits which will begin to expire in 2042.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. As a result, the Company recognized a deferred tax asset for the future tax benefit of the amortization deductions of the capitalized research and development expenditures that was fully offset by a change in valuation allowance.

The Company's income tax returns and the amount of income or loss reported are subject to examination by the respective taxing authorities. If such examinations result in changes to the profits or losses, the tax liabilities of the Company could be changed accordingly.

14. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share adjusts basic net loss per share attributable to ordinary stockholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the years ended December 31, 2022 and 2021, no instrument was determined to have a dilutive effect.

Net loss per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization. Subsequent to the Business Combination, net loss per share was calculated based on weighted average number of shares of common stock then outstanding.

The following table sets forth the computation of the Company's net loss per share attributable to stockholders:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2022	2021
Net loss	$(111,071)	$(56,093)
Weighted average common stock outstanding, basic and diluted	87,114,635	52,888,268
Net loss per common share, basic and diluted	$(1.27)	$(1.06)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Year Ended December 31,
	2022	2021
CIC Restricted Stock	5,046,735	9,876,930
Warrants	11,539,272	1,556,628

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
Non-Cancelable Purchase Commitments

As of December 31, 2022, the Company had non-cancelable purchase commitments of $2.4 million, primarily related to software products and services used to facilitate the Company's operations at the enterprise level.
Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company's contributions to the 401(k) plan for the year ended December 31, 2022 and 2021 totaled $0.4 million and $0.2 million, respectively.
16. Related Party Transactions
BrightMark Partners, LLC (BrightMark”) Management Services Agreement

In August 2018, the Company entered into a management services agreement with BrightMark for certain management services, including management, chief financial officer, business, operational, strategic, and advisory services. The two managing partners of BrightMark, Craig M. Hurlbert and Travis M. Joyner, are the Company's co-founders and co-Chief Executive Officers. Under the agreement, the management services would be provided for an initial term of three years that would automatically renew for an additional one-year term. As consideration for management services, BrightMark billed the Company on a monthly basis for services rendered pursuant to the management services agreement, plus and expenses. In March 2021, the parties terminated the management services agreement.

The Company incurred management fee of $0.1 million for the year ended December 31, 2021. No management fees were incurred for the year ended December 31, 2022. Craig M. Hurlbert and Travis M. Joyner each own the interest of half amount in the transactions based on the 50% ownership of BrightMark from each of them.

BrightMark previously held shares of Local Bounti's predecessor company, but distributed the shares to Wheat Wind Farms, LLC and McLeod Management Co. LLC, which are controlled by Craig M. Hurlbert and Travis M. Joyner, respectively.

Grow Bitterroot Sale Lease Back Transaction and Services Agreement

In June 2020, the Company sold for total consideration of $6.9 million a greenhouse facility to Grow Bitterroot, a qualified opportunity zone fund owned in part by Live Oak Ventures, LLC, which owns more than 10% of the Company's stock, and Orange Strategies LLC, of which Pamela Brewster, a member of the Company's Board of Directors, is principal. Travis M. Joyner, our co-Chief Executive Officer, is manager of Grow Bitterroot. Concurrently, Local Bounti's predecessor entity and Grow Bitterroot entered into an agreement whereby the Company leases land and the greenhouse facility from Grow Bitterroot. In addition, the Company and Grow Bitterroot entered into a property maintenance and management services agreement under which the Company provides all property maintenance and management services, including business, operational, strategic, and advisory services in exchange for an annual fee of $0.1 million. The property maintenance and management services agreement includes an initial term of three years, which renews automatically unless terminated by either party with 30 days’ notice.

For 2022, the Company paid Grow Bitterroot $1.5 million under the lease agreement and $0.1 million under the property maintenance and management services agreement. For 2021, we paid Grow Bitterroot $0.8 million under the lease agreement and $0.1 million under the property maintenance and management services agreement.
17. Subsequent Events

On January 6, 2023, the Company, along with certain subsidiaries of the Company, entered into a fourth amendment to the Credit Agreements (the "Fourth Amendment") with Cargill Financial. The Fourth Amendment reduces the minimum liquidity covenant in each of the Credit Agreements from $20.0 million to $11.0 million (or $10.0 million following a qualified offtake arrangement).

On March 13, 2023, the Company, along with certain subsidiaries of the Company, entered into a fifth amendment to the Credit Agreements (the "Fifth Amendment") with Cargill Financial. The Fifth Amendment (i) reduces the amount of cash required to be held in the debt service reserve account for the Credit Agreements by approximately $11.0 million until April 2, 2024, at which time the amount of cash required to be held in the debt service reserve account will be an amount equal to the sum of interest and principal payments that would be required under the Credit Agreements for two calendar quarters, (ii) allows for the payment in kind of the quarterly interest payment due and payable for the quarter ending March 31, 2023, (iii) allows for the payment in kind of the unused commitment fee payable for the quarter ending March 31, 2023; and (iv) reduces the minimum liquidity covenant in each of the Credit Agreements from $11.0 million to $1.0 million. The aggregate amount of outstanding loans and undrawn commitments under the Credit Agreements remains at $170.0 million (plus interest paid in kind).

On March 28, 2023, the Company, along with certain subsidiaries of the Company, entered into a sixth amendment to the Credit Agreements (the "Sixth Amendment") with Cargill Financial. The Sixth Amendment expands the Facilities from $170.0 million to up to $280.0 million, including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. In consideration for the improved flexibility and the expanded size of the facility, Local Bounti issued Cargill 69.6 million 5-year warrants with a per share exercise price of $1 per share.

On March 28, 2023, the Company also entered into an agreement for the sale-leaseback of its two facilities located in Carpinteria and Oxnard, California for approximately $35.0 million. The closing of the transaction is subject to customary closing conditions and is expected in the second quarter of 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2022, disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's internal control over financial reporting includes policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Remediation of Previously Identified Material Weakness

As previously disclosed in Part II, "Item 9A— Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. The material weakness we identified resulted from a lack of sufficient number of qualified personnel, causing a lack of segregation of duties, within its accounting function who possessed an appropriate level of expertise to effectively perform the following functions:

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

During the year ended December 31, 2022, we undertook a series of activities to remediate the material weakness with the following actions designed to strengthen the financial reporting control environment:

•Hired additional accounting and finance personnel with technical public company accounting and financial reporting experience.
•Implemented a more robust review, supervision, and monitoring of the financial reporting process.

We completed our testing of both the design and operating effectiveness of the internal controls over financial reporting, and we have concluded that the material weakness has been remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting

Other than the changes in connection with our implementation of the remediation actions discussed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Sixth Amendment to Credit Agreements

On March 28, 2023, Local Bounti Operating Company LLC, the Company and certain subsidiaries of the Company entered into a Sixth Amendment to Credit Agreements (the “Sixth Amendment”) with Cargill Financial. The Sixth Amendment, among other matters, (i) provides for additional financing of up to an additional $110 million, subject to the satisfaction of certain conditions precedent and at Cargill Financial’s sole and absolute discretion, (ii) allows for the payment in kind of the quarterly interest payment due and payable for the quarter ending June 30, 2023, (iii) extends the interest only period through the quarter ending March 31, 2025; and (iv) implements a minimum production covenant relating to production of the Company’s produce at each of its farm locations.

In connection with the Sixth Amendment and as a condition precedent in connection therewith, the Company agreed to issue to Cargill Financial warrants to purchase up to 69,600,000 shares of the Company’s common stock (the “Warrant”), with an exercise price of $1.00 per share, which may not be exercised for Company common stock in excess of 4.99% (or up to 9.9% or 19.9% if elected by Cargill Financial, with 61 days’ notice of such increase) of the Company’s outstanding common stock at any given time.

The foregoing description of the Sixth Amendment and Warrant and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Sixth Amendment and Warrant, copies of which are attached to this Annual Report on Form 10-K as Exhibits 10.20 and 4.6, respectively, and are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be included in our definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available under the investors section of our website at http://www.localbounti.com. In addition, we intend to post under the investors section of our website all disclosures that are required by law or NYSE listing standards relating to any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and this disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item will be included in our definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be included in our definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be included in our definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this Item will be included in our definitive Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

3. Exhibits: See "Index to Exhibits."

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

2.2*
Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and (i) the Hollandia Produce Group, Inc. Employee Stock Ownership Trust, (ii) Mosaic Capital Investors I, LP, True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P., (iii) Mosaic Capital Investors LLC, solely in its capacity as Sellers' Representative, (iv) Hollandia Produce Group, Inc., and (v) Local Bounti Operating Company LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2022)

2.3*
Unit Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation, Local Bounti Operating Company LLC, and each of the holders of Class B Common Units of Hollandia Produce GA, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 2022).

2.4*
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

3.1	Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2021).
3.2
Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2022).

3.3	Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2021).
4.1
Amended and Restated Warrant Agreement, dated as of November 18, 2021, by and between Local Bounti Corporation (f/k/a Leo Holdings III Corp) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2021).

4.2	Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
4.3
Warrants, dated as of November 19, 2021, by and between Local Bounti Corporation and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2022).
4.5	Form of Indenture (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on December 30, 2022).
4.6	Common Stock Purchase Warrant, dated as of March 28, 2023, by and between Local Bounti Corporation and Cargill Financial Services International, Inc.
10.1
Amended and Restated Registration Rights Agreement, dated as of November 19, 2021, by and among Local Bounti Corporation (f/k/a Leo Holdings III Corp) and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2021).

10.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2021)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2021)
10.4
Sponsor Agreement, dated as of June 17, 2021, by and among Leo Holdings III Corp, Local Bounti Corporation, Leo Investors III LP, and certain individual holders of Parent Class B Ordinary Shares of Leo Holdings III Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 21, 2021)..

10.5
Credit Agreement dated as of September 3, 2021 between Cargill Financial Services International, Inc. and Local Bounti Operating Company LLC along with certain subsidiaries (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, filed with the SEC on September 3, 2021).

10.6
Subordinated Credit Agreement dated as of September 3, 2021 between Cargill Financial Services International, Inc. and Local Bounti Operating Company LLC along with certain subsidiaries (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4, filed with the SEC on September 3, 2021)

10.7†
Local Bounti Corporation 2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021)

10.8†	Local Bounti Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021)
10.9†
Form of Employment Agreement with Chief Executive Officers of Local Bounti Corporation (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021)

10.10†
Form of Employment with Executive Officers (other than Chief Executive Officers) of Local Bounti Corporation (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021)

10.11†	Local Bounti Corporation Director Compensation Policy, adopted March 17, 2023
10.12
Registration Rights Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and certain security holders of Hollandia Produce Group, Inc., and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.13*
First Amendment to Credit Agreements and Subordination Agreement, dated as of March 14, 2022, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 14, 2022)

10.14
Second Amendment to Credit Agreements and Subordination Agreement, dated as of August 11, 2022, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022)

10.15
Securities Purchase Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Investors identified therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.16
Registration Rights Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Investors identified therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.17*
Third Amendment to Credit Agreements, dated as of December 30, 2022, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2023)

10.18*
Fourth Amendment to Credit Agreements, dated as of January 6, 2023, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2023).*

10.19*
Fifth Amendment to Credit Agreements, dated as of March 13, 2023, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 17, 2023).

10.20*
Sixth Amendment to Credit Agreements, dated as of March 28, 2023, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc.

10.21	Form of Support Agreement, dated as of March 28, 2023.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021)
23.1	Consent of WithumSmith+Brown, PC
24.1	Power of attorney (included on the signature page hereof)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101
The following financial statements from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101)
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Co-Chief Executive Officer and Director
Date: March 31, 2023
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Craig M. Hurlbert and Kathleen Valiasek, and each of them, as his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig M. Hurlbert	Co-Chief Executive Officer and Director	March 31, 2023
Craig M. Hurlbert	(Principal Executive Officer)

/s/ Kathleen Valiasek	Chief Financial Officer	March 31, 2023
Kathleen Valiasek	(Principal Financial and Accounting Officer)

/s/ Travis M. Joyner	Co-Chief Executive Officer and Director	March 31, 2023
Travis M. Joyner

/s/ Pamela Brewster	Director	March 31, 2023
Pamela Brewster

/s/ Matthew Nordby	Director	March 31, 2023
Matthew Nordby

/s/ Mark J. Nelson	Director	March 31, 2023
Mark J. Nelson

/s/ Edward C. Forst	Director	March 31, 2023
Edward C. Forst