Form 10-Q
period 2023-03-31
Local Bounti Corporation/DE
filed 2023-05-12
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 105,584,835 at May 5, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as "expect," "anticipate," "believe," "continue," "estimate," "intend," "may," "plan," "project," "seek," "should," "target," "will," or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, without limitation, statements regarding our ability to raise capital in the future, future financial performance, business strategies including future acquisitions, expansion plans including construction of future CEA facilities, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

•Local Bounti's ability to generate significant revenue;
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
•the impact that current or future acquisitions, investments or expansions of scope of existing relationships have on Local Bounti's business, financial condition, and results of operations;
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
•Local Bounti's ability to effectively integrate the acquired operations of any CEA or similar operations which it acquires into its existing operations;
•changes in consumer preferences, perception, and spending habits in the food industry;
•the risk that seasonality may adversely impact Local Bounti's results of operations;
•Local Bounti's ability to repay, refinance, restructure, or extend its indebtedness as it comes due;
•Local Bounti's ability to comply with the continued listing requirements of the New York Stock Exchange ("NYSE"); and
•the other factors discussed in Item 1A, "Risk Factors" of the Company's most recent Annual Report on Form 10-K and any updates to those factors set forth in Local Bounti's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

The forward-looking statements contained herein are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to, the "Risk Factors" identified in Part I, Item 1A of the Company's most recent Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements. The forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date made. Local Bounti undertakes no obligation, other than as required by applicable law, to update or revise its forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$7,468	$13,666
Restricted cash and cash equivalents	—	11,272
Accounts receivable, net	2,610	2,691
Inventory, net	3,848	3,594
Prepaid expenses and other current assets	3,459	2,881
Total current assets	17,385	34,104
Property and equipment, net	196,907	157,844
Operating lease right-of-use assets	235	137
Goodwill	38,481	38,481
Intangible assets, net	45,597	47,273
Other assets	24	901
Total assets	$298,629	$278,740

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$21,849	$13,757
Accrued liabilities	10,061	9,426
Operating lease liabilities	81	84
Total current liabilities	31,991	23,267
Long-term debt, net of debt issuance costs	122,417	119,814
Financing obligation	14,188	14,139
Operating lease liabilities, noncurrent	169	187
Warrant liability	25,697	—
Total liabilities	194,462	157,407

Commitments and contingencies (Note 10)

Stockholders' equity
Common stock, 0.0001 par value, 400,000,000 shares authorized, 104,240,153 and 103,700,630 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	306,997	300,636
Accumulated deficit	(202,840)	(179,313)
Total stockholders' equity	104,167	121,333
Total liabilities and stockholders' equity	$298,629	$278,740

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Sales	$6,698	$282
Cost of goods sold(1)(2)	6,419	234
Gross profit	279	48
Operating expenses:
Research and development(1)(2)	3,576	1,948
Selling, general and administrative(1)(2)	15,981	22,259
Total operating expenses	19,557	24,207
Loss from operations	(19,278)	(24,159)
Other income (expense):
Interest expense, net	(4,299)	(1,643)
Other income	50	30
Net loss	$(23,527)	$(25,772)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(0.23)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	100,462,262	81,009,268

(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$87	$5
Research and development	738	485
Selling, general and administrative	5,134	10,523
Total stock-based compensation expense, net of amounts capitalized	$5,959	$11,013

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$936	$62
Research and development	566	312
Selling, general and administrative	1,956	167
Total depreciation and amortization	$3,458	$541
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	103,700,630	$10	$300,636	$(179,313)	$121,333
Vesting of restricted stock units, net	539,523	—	—	—	—
Stock-based compensation	—	—	6,361	—	6,361
Net loss	—	—	—	(23,527)	(23,527)
Balance, March 31, 2023	104,240,153	$10	$306,997	$(202,840)	$104,167

	Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	86,344,881	$9	$169,916	$(68,242)	$101,683
Vesting of restricted stock units, net	120,876	—	—	—	—
Stock-based compensation	—	—	11,042	—	11,042
Net loss	—	—	—	(25,772)	(25,772)
Balance, March 31, 2022	86,465,757	$9	$180,958	$(94,014)	$86,953

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(23,527)	$(25,772)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,782	541
Amortization	1,676	—
Reduction of right-of-use assets from operating leases	—	28
Stock-based compensation expense, net of amounts capitalized	5,959	11,013
Bad debt allowance	8	2
Inventory allowance	30	—
Loss on disposal of property and equipment	—	196
Amortization of debt issuance costs	981	191
Interest on financing obligation	50	71
Changes in operating assets and liabilities:
Accounts receivable	76	37
Inventory	(284)	(341)
Prepaid expenses and other current assets	4	(186)
Other assets	—	112
Accounts payable	571	2,619
Operating lease liabilities	—	(25)
Accrued liabilities	4,844	1,500
Net cash used in operating activities	(7,830)	(10,014)

Investing Activities:
Purchases of property and equipment	(32,685)	(14,673)
Net cash used in investing activities	(32,685)	(14,673)

Financing Activities:
Proceeds from issuance of debt	23,045	—
Net cash provided by financing activities	23,045	—
Net decrease in cash and cash equivalents and restricted cash	(17,470)	(24,687)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$7,468	$76,390

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$7,468	$71,974
Restricted cash and cash equivalents	—	4,416
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$7,468	$76,390

Non-cash activities:
Warrants issued in connection with debt modification	$25,697	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,584	$8,161
Stock-based compensation capitalized to property and equipment, net	$577	$29
Non-cash equity settlement on employee receivable	$175	$—
Non-cash financing obligation activity	$—	$840

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patent pending Stack & Flow TechnologyTM, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process. The Company's primary products include living butter lettuce as well as packaged salad and cress.
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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2022 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022, its cash flows for the three months ended March 31, 2023 and 2022, and its stockholders' equity for the three months ended March 31, 2023 and 2022. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
There have been no material changes or updates to the Company’s significant accounting policies from those described in the Annual Financial Statements except for the updates noted below.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which amends the guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. The Company adopted this guidance on January 1, 2023 using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

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

3. Inventory
Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Raw materials	$2,217	$2,018
Production(1)	2,255	2,213
Finished goods(1)	97	54
Inventory allowance	(721)	(691)
Total inventory, net	$3,848	$3,594
_____________________
(1) Approximately $1.8 million of inventory classified as finished goods at December 31, 2022 has been reclassified to the production category at March 31, 2023 to conform the historical presentation to the current period presentation, which reflects the nature and timing of the Company’s current harvesting and cost accumulation processes.

4. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Machinery, equipment, and vehicles	$33,271	$32,774
Land	19,296	19,296
Buildings and leasehold improvements	56,322	55,392
Construction-in-progress	96,171	56,753
Less: Accumulated depreciation	(8,153)	(6,371)
Property and equipment, net	$196,907	$157,844

Depreciation expense related to property and equipment was $1.8 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Interest	$4,984	$4,372
Construction	838	825
Payroll	960	1,470
Production	1,105	1,438
Professional services	1,423	894
Other	751	427
Total accrued liabilities	$10,061	$9,426

6. Debt
Debt consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Senior Facility	$124,417	$98,442
Subordinated Facility	43,843	42,500
Unamortized deferred financing costs	(45,843)	(21,128)
Total debt	$122,417	$119,814

Agreements with Cargill Financial

As previously disclosed in the Company's Annual Financial Statements, Local Bounti Operating Company LLC ("Local Bounti Operating"), the Company and certain subsidiaries entered into with Cargill Financial a First Amendment, a Second Amendment, and a Third Amendment to the Credit Agreement, dated as of September 3, 2021, and the Subordinated Credit Agreement, dated as of September 3, 2021 (the "Original Credit Agreements," and the facilities thereunder, the "Senior Facility" and the "Subordinated Facility," respectively and, collectively, the "Facilities") (which are further described in the Annual Financial Statements) in March 2022, August 2022, and December 2022, respectively. As further described below, Local Bounti Operating, the Company, and certain subsidiaries entered into with Cargill Financial a Fourth Amendment, a Fifth Amendment, and a Sixth Amendment to the Original Credit Agreements (collectively referred to as the "Amended Credit Agreements").

Fourth Amendment to the Original Credit Agreements

On January 6, 2023, Local Bounti Operating, the Company and certain subsidiaries entered into a Fourth Amendment to the Original Credit Agreements (the "Fourth Amendment") with Cargill Financial. The Fourth Amendment reduced the minimum liquidity covenant in each of the Original Credit Agreements from $20.0 million to $11.0 million.

Fifth Amendment to the Original Credit Agreements

On March 13, 2023, Local Bounti Operating, the Company and certain subsidiaries entered into a Fifth Amendment to the Original Credit Agreements (the "Fifth Amendment") with Cargill Financial. The Fifth Amendment (i) reduced the amount of cash required to be held in the debt service reserve account by approximately $11.0 million until April 2, 2024, at which time the amount of cash required to be held in the debt service reserve account will be an amount equal to the sum of interest and principal payments that would be required under the Amended Credit Agreements for two calendar quarters; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ended March 31, 2023; (iii) allowed for the payment in kind of the unused commitment fee payable for the quarter ended March 31, 2023; and (iv) reduced the minimum liquidity covenant in each of the Amended Credit Agreements from $11.0 million to $1.0 million. The aggregate amount of outstanding loans and undrawn commitments under the Amended Credit Agreements remains at $170.0 million (plus interest and fees paid in kind).

Sixth Amendment to the Original Credit Agreements

On March 28, 2023, Local Bounti Operating, the Company and certain subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. The Sixth Amendment, among other things, (i) expanded the Facilities from $170.0 million to up to $280.0 million (plus, in each case, interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions and at Cargill Financial's discretion; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ending June 30, 2023; and (iii) added a minimum production covenant based on a projected production forecast. In consideration for the improved flexibility and the expanded size of the Facilities, Local Bounti issued Cargill Financial 69.6 million warrants with a per share exercise price of $1.00 per share (the "March 2023 Cargill Warrant") and a 5-year term that expires on March 28, 2028.

The Company evaluated the before and after cash flow changes resulting from the Fourth, Fifth and Sixth Amendments and concluded the change in cash flows underlying these cumulative amendments were not significantly different from the cash flows underlying the terms in the Original Credit Agreements; therefore, the Company accounted for these amendments as a modification rather than as an extinguishment. Consequently, the $25.7 million fair value of the March 2023 Cargill Warrant was recorded as an additional debt discount that will amortized to interest expense over the remaining term of the Amended Credit Agreements. Fees paid to non-lender third parties as a result of the modification have been expensed as incurred. The Company determined the fair value of the March 2023 Cargill Warrant using a Black-Scholes-Merton option pricing model with the following input assumptions: (i) $1.00 exercise price, (ii) $0.45 stock price, (iii) 5-year expected term, (iv) 135% volatility, (v) 3.63% risk free rate, and (vi) 0% dividend yield. The Company also evaluated the March 2023 Cargill Warrant for derivative liability accounting treatment and concluded the instrument was a free-standing derivative instrument that did not meet the fixed-for-fixed equity indexation criteria necessary to be accounted for as equity. As such, the $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount and a derivative liability in the "Warrant Liability" line item of Company's Unaudited Condensed Consolidated Balance Sheets. The fair value of the warrant will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Other income (expense)" in the Company's Unaudited Condensed Consolidated Statements of Operations.

Subsequent to the Sixth Amendment, the interest rate on the Subordinated Facility is 12.5% per annum and the interest rate on the Senior Facility is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio) per annum, with accrued interest paid quarterly in arrears on the first business day of the subsequent quarter (and paid in cash beginning October 1, 2023) through the maturity date on September 3, 2028.

Principal payments under the Senior Facility are payable quarterly, beginning April 1, 2025, based on a 10-year straight line amortization schedule, with the remaining unpaid balance under both the Senior Facility and the Subordinated Facility due on the September 3, 2028 maturity date.

In accordance with the Original Credit Agreements, the Company is required to have a debt service reserve account which is shown as restricted cash and cash equivalents on the Company's Consolidated Balance Sheets. The Fifth Amendment and Sixth Amendment, taken together, reduced the minimum balance to maintain in the debt service reserve account to $0 through March 31, 2025. From and after April 1, 2025, the minimum balance to maintain in the debt service reserve account will be increased to two quarters of scheduled interest payments and two quarters of scheduled amortization payments.

The Amended Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of March 31, 2023.
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	March 31, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$7,375	$—	$—
Total	$7,375	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$13,997	$—	$—
Total	$13,997	$—	$—

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

As of March 31, 2023 and December 31, 2022, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

8. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for three months ended March 31, 2023 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested at December 31, 2022	3,754,496	$1.85
Forfeited	(249,269)	$2.79
Vested	(610,191)	$2.63
Unvested at March 31, 2023	2,895,036	$1.00

Total expense of RSAs was $0.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total compensation cost related to unvested RSAs not yet recognized is $1.6 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 1.48 years.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the three months ended March 31, 2023 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested at December 31, 2022	9,456,513	$6.27
Granted	3,495,788	$1.33
Forfeited	(95,391)	$7.59
Vested	(2,873,058)	$5.93
Vested, unsettled	2,084,266	$5.98
Unvested and outstanding at March 31, 2023	12,068,118	$1.00

Total expense of RSUs, net of amounts capitalized, was $5.8 million and $10.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total compensation cost related to unvested RSUs not yet recognized is $23.3 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 2.16 years.

9. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share adjusts basic net loss per share attributable to ordinary stockholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the three months ended March 31, 2023 and 2022, no instrument was determined to have a dilutive effect.

The following table sets forth the computation of the Company's net loss per share attributable to stockholders:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2023	2022
Net loss	$(23,527)	$(25,772)
Weighted average common stock outstanding, basic and diluted	100,462,262	81,009,268
Net loss per common share, basic and diluted	$(0.23)	$(0.32)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Restricted Stock	3,244,350	5,395,590
Warrants	14,632,512	11,539,306
10. Commitments and Contingencies
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
11. Subsequent Events

Reverse Stock Split Stockholder Approval

On April 3, 2023, Local Bounti's board of directors authorized an amendment to the Certificate of Incorporation to, at the discretion of Local Bounti’s board of directors, effect a reverse stock split of the shares of Local Bounti's common stock, at any time prior to June 30, 2024, at a ratio within a range of 1-for-2 to 1-for-25, with the exact ratio and effective time of the reverse stock split to be determined at the discretion of the board of directors without further approval or authorization of our stockholders. The amendment was approved by stockholders at a Special Meeting of Stockholders (the "Special Meeting") held on April 26, 2023. If the Reverse Stock Split is effected, between every 2 to 25 outstanding shares of Common Stock would be combined and reclassified into one share of Common Stock. The Company will pay cash in lieu of fractional shares resulting from the Reverse Stock Split, if any.

Following approval of this proposal by our stockholders, the board of directors has the sole authority to elect whether or not and when to amend the Certificate of Incorporation to effect the Reverse Stock Split. As such, the actual timing for implementation of the Reverse Stock Split would be determined by the board of directors, in its sole discretion. The actual number of authorized shares of Common Stock after giving effect to the Reverse Stock Split, if and when effected, will depend on the Reverse Stock Split ratio that is ultimately determined by the board of directors.

Sale and Leaseback Transaction

On April 27, 2023, Hollandia Real Estate, LLC ("Hollandia"), a wholly-owned subsidiary of the Company, and STORE Master Funding XXXI, LLC ("STORE") consummated a $35 million multi-site sale and leaseback transaction relating to the Carpinteria Facility and the Oxnard Facility (collectively, the "Hollandia Facilities").

In connection with the sale and leaseback transaction, Hollandia and STORE entered into a Master Lease Agreement (the "Lease"), dated April 27, 2023 (the "Effective Date"). Pursuant to the Lease, Hollandia will lease the Hollandia Facilities from STORE, subject to the terms and conditions of the Lease.

The Lease provides for a 25-year term (the "Initial Term"), commencing on the Effective Date and expiring on April 30, 2048. Hollandia has four options to extend the Initial Term for separate renewal terms of five years each (each an "Extension Term" and, together with the Initial Term, the "Lease Term"). If Hollandia exercises all of the extension options, then the Lease will expire on April 30, 2068. Hollandia is required to give written notice to STORE not later than 120 days before the end of the then current Initial Term or Extension Term, as applicable, if Hollandia desires to exercise its option to extend the Lease Term.

Subject to adjustment as set forth in the Lease, the combined annual minimum rent payable to STORE during the first year of the Lease Term is an amount equal to $3.2 million (the "Base Annual Rent"), payable in equal monthly installments. On May 1, 2024 and each anniversary of such date thereafter during the Lease Term (the "Adjustment Date"), the Base Annual Rent will increase by three percent (3%) of the Base Annual Rent in effect immediately prior to the applicable Adjustment Date.

The Lease contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for sale and leaseback transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements, including the Notes to those statements, included elsewhere in this Quarterly Report on Form 10-Q, and the section entitled "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. As discussed in more detail in the section entitled "Cautionary Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.
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

Company Overview

Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused today on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patent pending Stack & Flow Technology™ to grow healthy food sustainably and affordably. Our proprietary process is a hybrid, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology™ to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, consistent, and delicious products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.
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

We derive the majority of our revenue from the sale of produce. We grow and package fresh greens that are sold into existing markets and channels such as food retailers and food service distributors from our Montana and two California facilities, and beginning in the third quarter of 2022, from our Georgia facility.

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

Commercial Facility Expansion Update

Byron, Georgia Facility Progress - "Stack" Integration on Track for Fourth Quarter Completion

Construction of the greenhouse Phase 1-B was completed early in the second quarter and seeding began in April 2023. As part of our Stack & Flow TechnologyTM implementation, we completed our first "Stack" zone in the fourth quarter of 2022, with the remaining Stack zones that comprise Phase 1-C to be completed early in the fourth quarter 2023. Our Stack & Flow TechnologyTM is expected to add approximately 40% of incremental revenue generating capacity to the finished Georgia facility, which will be comprised of six acres of greenhouses and multiple climate, water, and spectral controlled Stack zones.

Mount Pleasant, Texas Facility Progress

In early January 2023, we started construction of the six-acre facility and have since completed the pad and foundations. The addition of the new facility in northeast Texas is expected to fortify our distribution in markets across Texas, Oklahoma, Louisiana, Mississippi, Arkansas, Kansas, and Missouri. Further, the facility is designed to provide additional capacity to meet existing demand from our direct relationships with blue-chip retailers and distributors throughout the region. The facility is expected to commence operations in the fourth quarter of 2023.

Pasco, Washington Facility Progress

The Pasco, Washington facility continues to progress with the pad and foundation work now complete. The facility will be comprised of three acres of greenhouse that will be supported by multiple Stack zones. The facility will help bolster our distribution capabilities in the Pacific Northwest and is expected to commence operations early in the first quarter 2024, which reflects our decision to stagger construction to accommodate the commissioning of our Texas facility in the fourth quarter of 2023.

Recent Developments

On March 28, 2023, we entered into the Sixth Amendment to the Original Credit Agreements with Cargill Financial to expand the Facilities from $170 million to up to $280 million (plus, in each case, interest and fees paid in kind) per the terms and conditions of the agreement, including capital to fund construction of our facilities in Georgia, Texas, and Washington, subject to certain conditions. In consideration for the improved flexibility and the expanded size of the Facilities, we issued Cargill Financial 69.6 million warrants with a per share exercise price of $1.00 per share that expire on March 28, 2028.

On April 27, 2023, we consummated with STORE a $35 million multi-site sale and leaseback transaction relating to the Carpinteria Facility and the Oxnard Facility. The Lease provides for a 25-year term with separate renewal terms of five years each. If we exercise all of the extension options, the Lease will expire on April 30, 2068.

The combined financing resulting from the Sixth Amendment and the sale and leaseback transaction with STORE described above provides a total of up to $145 million to support our growth plans and immediate efforts to increase production to meet accelerating demand for our products.

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

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change
	(in thousands)
Sales	$6,698	$282	6,416
Cost of goods sold	6,419	234	6,185
Gross profit	279	48	231
Operating expenses:
Research and development	3,576	1,948	1,628
Selling, general and administrative	15,981	22,259	(6,278)
Total operating expenses	19,557	24,207	(4,650)
Loss from operations	(19,278)	(24,159)	4,881
Other income (expense):			—
Interest expense, net	(4,299)	(1,643)	(2,656)
Other income	50	30	20
Net loss	$(23,527)	$(25,772)	2,245

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive the majority of our revenue from the sale of produce grown at our facilities. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from in 2023 and beyond.

Sales increased by $6.4 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due primarily to the acquisition of Pete's at the beginning of April 2022, which added more than 10,000 retail locations nationwide.

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

Cost of goods sold increased by $6.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to increased sales during the three months ended March 31, 2023 driven by the acquisition of Pete's.

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

Research and development costs increased by $1.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to increased investment in personnel, materials, supplies, and facility capacity as we continue to expand our product offering and refine our growing process. We incurred costs for research and development of our production, harvesting, and post-harvest packaging techniques and processes, as well as production surplus costs related to the development and testing of our production processes.

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

Selling, general, and administrative expenses decreased by $6.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $5.4 million decrease in stock-based compensation expense due to prior year awards that were issued at a higher fair value, as compared to the fair value of awards being expensed in the current period, were fully vested and expensed prior to the current quarter, and a $3.9 million decrease in transaction costs due to the acquisition of Pete's in the prior year. This decrease was partially offset by an increase of $1.7 million in amortization of intangibles acquired as part of the Pete's Acquisition, an increase of $1.4 million in salaries, wages, and benefits due to increased headcount from Company growth and the Pete's Acquisition, and an increase of $0.7 million in professional, legal, accounting, and consulting fees.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans with Cargill Financial and also interest recognized per the terms of our financing obligation related to the Montana facility.

Interest expense, net increased by $2.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is primarily due to a $124.4 million increase in the principal amount outstanding on the Senior Facility and a $27.6 million increase in the principal amount outstanding on the Subordinated Facility as well as a variable rate increase on the Senior Facility as compared to the prior year period, which resulted in an increase to interest expense as compared to the prior year period of $2.7 million.

We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets. We capitalized $2.1 million of interest during the three months ended March 31, 2023. No interest was capitalized during the three months ended March 31, 2022.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At March 31, 2023, we had an accumulated deficit of $202.8 million and cash and cash equivalents of $7.5 million.

As of March 31, 2023, the principal amount due under our credit facilities with Cargill Financial totaled $168.3 million, none of which is classified as current. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

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

We believe that our current cash position, cash flow from operations, the proceeds from the sale leaseback transaction (see Note 11, Subsequent Events, in Notes to the Unaudited Condensed Consolidated Financial Statements) and the borrowing capacity under our credit facility with Cargill Financial are sufficient to fund our basic cash requirements for 12 months from the date of issuance of the Unaudited Condensed Consolidated Financial Statements. Also, while we believe the Cargill Financial credit facility, as most recently amended, provides adequate resources and flexibility to fund our planned construction projects, our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A of the Company's most recent Annual Report on Form 10-K. In the event that our plans change, or our cash requirements are greater than we anticipate, we may need to curtail operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 6, Debt, Cargill Financial may in its discretion provide advances under the Facilities of up to $280.0 million (plus interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of March 31, 2023, a total of $124.4 million and $43.8 million was outstanding on the Senior Facility and the Subordinated Facility, respectively. The Senior Facility and the Subordinated Facility are included in "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheet.

At March 31, 2023, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
Remainder of 2023	$16,671
2024	22,227
2025	34,847
2026	39,053
2027	39,053
Thereafter	138,428
Total	$290,279
_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.46% interest rate for the Senior Facility effective as of April 1, 2023.

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(7,830)	$(10,014)
Net cash used in investing activities	(32,685)	(14,673)
Net cash provided by financing activities	23,045	—
Cash and cash equivalents and restricted cash at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash at end of period	$7,468	$76,390

Net Cash Used In Operating Activities

Net cash used in operating activities was $7.8 million for the three months ended March 31, 2023 due to a net loss of $23.5 million. This was partially offset by non-cash activities of $6.0 million in stock-based compensation expense, net of amounts capitalized, $1.8 million in depreciation expense, and $1.7 million in amortization expense. Additional offset was due to $5.2 million net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $10.0 million for the three months ended March 31, 2022 due to a net loss of $25.8 million. This was partially offset by non-cash activities of $11.0 million in stock-based compensation expense and $0.5 million in depreciation expense. Additional offset was due to $3.7 million net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $32.7 million for the three months ended March 31, 2023, due primarily to purchases of equipment and other items for the Pasco, Georgia, and Texas CEA facilities.

Net cash used in investing activities was $14.7 million for the three months ended March 31, 2022, due primarily to purchases of equipment and other items for the Pasco and the Montana CEA facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $23.0 million for the three months ended March 31, 2023, comprised of $23.0 million of net proceeds from the issuance of debt.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies and estimates from those described under “Critical Accounting Policies and Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Item 4. Controls and Procedures

Limitations on effectiveness of control and procedures

In designing and evaluation our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the following:

We cannot assure you that our proposed Reverse Stock Split will increase our stock price, marketability or our liquidity.

While we expect that the Reverse Stock Split, if implemented, will increase the market price of our Common Stock, it is possible that it will not. Some investors may view a reverse stock split negatively. We cannot assure you that, if implemented, our Common Stock will be more attractive to institutional or other long term investors or that it will attract brokers and investors who trade in lower priced stocks. Even if we implement the Reverse Stock Split, the market price and liquidity of our Common Stock may decrease due to other factors, including our future performance. The percentage market price decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. In addition, if the Reverse Stock Split is implemented, it will increase the number of our stockholders who own "odd lots" of fewer than 100 shares of Common Stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of Common Stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing the stock price, marketability and liquidity of our Common Stock, which could materially adversely affect our business, financial condition and results of operations.

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
4.1
Common Stock Purchase Warrant, dated as of March 28, 2023, by and between Local Bounti Corporation and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).

10.1*
Third Amendment to Credit Agreements, dated as of December 30, 2022, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2023).

10.2*
Fourth Amendment to Credit Agreements, dated as of January 6, 2023, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2023).

10.3*
Fifth Amendment to Credit Agreements, dated as of March 13, 2023, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 17, 2023).

10.4*
Sixth Amendment to Credit Agreements, dated as of March 28, 2023, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).

10.5†
Local Bounti Corporation Director Compensation Policy, adopted March 17, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).

10.6	Form of Support Agreement, dated as of March 28, 2023. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Co-Chief Executive Officer
Date: May 12, 2023
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: May 12, 2023
(Principal Financial and Accounting Officer)