Form 10-Q
period 2023-06-30
Local Bounti Corporation/DE
filed 2023-08-14
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number	001-40125

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				98-1584830
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S Employer Identification No.)
	400 W. Main St.	Hamilton,	MT	59840
(Address of Principal Executive Offices, Including Zip Code)

(800)	640-4016

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange
Warrants, thirteen exercisable for one share of Common Stock for $149.50 per share	LOCL WS	New York Stock Exchange

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

The number of outstanding shares of Local Bounti Corporation's common stock was 8,227,901 at August 7, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as "expect," "anticipate," "believe," "continue," "estimate," "intend," "may," "plan," "project," "seek," "should," "target," "will," or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, without limitation, statements regarding our ability to raise capital in the future, future financial performance, business strategies including future acquisitions, expansion plans including construction of future facilities, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

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

The forward-looking statements contained herein are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the "Risk Factors" identified in Part I, Item 1A of the Company's most recent Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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
On June 15, 2023, we effected a 1-for-13 reverse stock split of our common stock. All common share and per share amounts throughout this Quarterly Report on Form 10-Q have been restated to reflect the 1-for-13 reverse stock split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$33,946	$13,666
Restricted cash	6,480	11,272
Accounts receivable, net	2,793	2,691
Inventory, net	4,254	3,594
Prepaid expenses and other current assets	3,046	2,881
Total current assets	50,519	34,104
Property and equipment, net	230,849	157,844
Operating lease right-of-use assets	211	137
Goodwill	38,481	38,481
Intangible assets, net	43,921	47,273
Other assets	25	901
Total assets	$364,006	$278,740

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$9,045	$13,757
Accrued liabilities	17,372	9,426
Operating lease liabilities	62	84
Total current liabilities	26,479	23,267
Long-term debt, net of debt issuance costs	179,403	119,814
Financing obligation	49,146	14,139
Operating lease liabilities, noncurrent	152	187
Warrant liability	10,546	—
Total liabilities	265,726	157,407

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 8,188,981 and 7,976,980 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively(1)	1	10
Additional paid-in capital	311,795	300,636
Accumulated deficit	(213,516)	(179,313)
Total stockholders' equity	98,280	121,333
Total liabilities and stockholders' equity	$364,006	$278,740

(1) Prior comparative period share amounts issued and outstanding have been retroactively adjusted to reflect the Reverse Stock Split (as defined below). See Note 2, Summary of Significant Accounting Policies, for additional detail.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$7,183	$6,269	$13,881	$6,551
Cost of goods sold(2)(3)(4)	6,331	6,281	12,750	6,520
Gross profit	852	(12)	1,131	31
Operating expenses:
Research and development(3)(4)	3,526	3,073	7,102	5,914
Selling, general and administrative(3)(4)	16,704	23,141	32,685	44,502
Total operating expenses	20,230	26,214	39,787	50,416
Loss from operations	(19,378)	(26,226)	(38,656)	(50,385)
Other income (expense):
Change in fair value of warrant liability	15,151	—	15,151	—
Interest expense, net	(6,472)	(5,465)	(10,771)	(7,108)
Other income	23	28	73	58
Net loss	$(10,676)	$(31,663)	$(34,203)	$(57,435)

Net loss applicable to common stockholders per basic common share:
Basic and diluted(1)	$(1.35)	$(4.65)	$(4.37)	$(8.80)
Weighted average common shares outstanding:
Basic and diluted(1)	7,930,371	6,815,947	7,829,673	6,525,453

(1) Prior comparative period share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split (as defined below). See Note 2, Summary of Significant Accounting Policies, for additional detail.

(2) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with the Pete's Acquisition (as defined below) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$—	$1,042	$—	$1,042
Total business combination fair value basis adjustment to inventory	$—	$1,042	$—	$1,042

(3) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$(11)	$47	$76	$52
Research and development	595	485	1,333	970
Selling, general and administrative	3,850	11,164	8,984	21,687
Total stock-based compensation expense, net of amounts capitalized	$4,434	$11,696	$10,393	$22,709

(4) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$894	$891	$1,830	$953
Research and development	466	218	1,032	531
Selling, general and administrative	1,956	2,272	3,912	2,438
Total depreciation and amortization	$3,316	$3,381	$6,774	$3,922
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022
(in thousands, except share data)

	Voting Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	7,976,980	$10	$300,636	$(179,313)	$121,333
Vesting of restricted stock units, net	41,502	—	—	—	—
Stock-based compensation	—	—	6,361	—	6,361
Net loss	—	—	—	(23,527)	(23,527)
Balance, March 31, 2023	8,018,482	10	306,997	(202,840)	104,167
Vesting of restricted stock units, net	171,051	—	—	—	—
Reclass of par value related to additional paid in capital	—	(9)	9	—	—
Cash paid for fractional shares from the Reverse Stock Split	(552)	—	(3)	—	(3)
Stock-based compensation	—	—	4,792	—	4,792
Net loss	—	—	—	(10,676)	(10,676)
Balance, June 30, 2023	8,188,981	$1	$311,795	$(213,516)	$98,280

	Voting Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	6,641,914	$9	$169,916	$(68,242)	$101,683
Vesting of restricted stock units, net	9,298	—	—	—	—
Stock-based compensation	—	—	11,042	—	11,042
Net loss	—	—	—	(25,772)	(25,772)
Balance, March 31, 2022	6,651,212	9	180,958	(94,014)	$86,953
Issuance of common stock for business combination	434,969	—	50,948	—	50,948
Issuance of common stock for debt modification	148,687	—	17,416	—	17,416
Issuance of common stock upon exercise of warrants	1	—	—	—	—
Vesting of restricted stock units, net	8,859	—	—	—	—
Stock-based compensation	—	—	11,783	—	11,783
Net loss	—	—	—	(31,663)	(31,663)
Balance, June 30, 2022	7,243,728	$9	$261,105	$(125,677)	$135,437

(1) Share amounts have been retroactively adjusted to reflect the Reverse Stock Split (as defined below). See Note 2, Summary of Significant Accounting Policies, for additional detail.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(34,203)	$(57,435)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,423	1,826
Amortization	3,351	2,096
Reduction of right-of-use assets from operating leases	—	—
Stock-based compensation expense, net of amounts capitalized	10,393	22,709
Bad debt allowance	4	7
Inventory allowance	315	378
Loss on disposal of property and equipment	152	280
Gain related to change in fair value of warrant liability	(15,151)	—
Paid-in-kind interest	9,256	—
Amortization of debt issuance costs	3,085	1,858
Interest on financing obligation	232	282
Changes in operating assets and liabilities:
Accounts receivable	(106)	(92)
Inventory	(975)	618
Prepaid expenses and other current assets	496	714
Other assets	—	2,324
Accounts payable	842	2,318
Operating lease liabilities	(135)	5
Accrued liabilities	2,933	(4,545)
Net cash used in operating activities	(16,088)	(26,657)

Investing Activities:
Purchases of property and equipment	(76,187)	(25,467)
Asset acquisition	—	(25,813)
Business combination, net of cash acquired	—	(91,393)
Net cash used in investing activities	(76,187)	(142,673)

Financing Activities:
Proceeds from financing obligation	35,000	—
Proceeds from issuance of debt	72,992	111,881
Payment of debt issuance costs	(226)	(2,342)
Fractional shares paid in cash pursuant to Reverse Stock Split	(3)	—
Net cash provided by financing activities	107,763	109,539
Net increase in cash and cash equivalents and restricted cash	15,488	(59,791)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$40,426	$41,286

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$33,946	$22,703
Restricted cash and cash equivalents	6,480	18,583
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$40,426	$41,286

Non-cash activities:
Warrants issued in connection with debt modification	$25,697	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$(543)	$(10,039)
Non-cash equity settlement on employee receivable	$176	$17,416
Stock-based compensation capitalized to property and equipment, net	$936	$—
Non-cash financing obligation activity	$—	$840
Right-of-use asset obtained in exchange for operating lease liability	$—	$388
Reduction of right of use asset and associated lease liability due to lease cancellation	$—	$(203)
Issuance of common stock related to modification of line of credit	$—	$116

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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2022 (the "Annual Financial Statements") as filed with the SEC on March 31, 2023. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022, its cash flows for the six months ended June 30, 2023 and 2022, and its stockholders' equity for the three and six months ended June 30, 2023 and 2022. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Liquidity

The Company has incurred losses and generated negative cash flows from operations since its inception. At June 30, 2023, we had an accumulated deficit of $213.5 million and cash and cash equivalents of $33.9 million. The Company believes that its current cash position, cash generated from sales, borrowing capacity, expected cash interest payment deferrals under its credit facilities with Cargill Financial, and its ability to secure financing, if necessary, will be adequate to fund planned operations of the Company for the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements. However, there can be no assurance that equity or debt financing will be available to the Company should it need it or, if available, that the terms will be satisfactory to the Company and not dilutive to existing shareholders. The Company's failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations.

Reverse Stock Split Stockholder Approval

On April 3, 2023, the Company's board of directors (the "Board") authorized an amendment to the Company's Certificate of Incorporation to, at the discretion of the Board, effect a reverse stock split of the shares of Local Bounti's common stock, at any time prior to June 30, 2024, at a ratio within a range of 1-for-2 to 1-for-25, with the exact ratio and effective time of the reverse stock split to be determined at the discretion of the Board without further approval or authorization of the Company's stockholders. The amendment was approved by stockholders at a special meeting of stockholders held on April 26, 2023. On June 4, 2023, the Board approved a 1-for-13 reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding shares of common stock, par value $0.0001 per share. Trading of the Company's common stock on the NYSE commenced on a split-adjusted basis on June 15, 2023.

As a result of the Reverse Stock Split, every 13 shares of common stock issued and outstanding were automatically reclassified into one new share of common stock without any action on the part of the holders. The Company paid cash in lieu of fractional shares resulting from the Reverse Stock Split. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of Common Stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements.

Accordingly, for the Company’s publicly traded warrants trading under the symbol "LOCL WS," every 13 warrants became exercisable for one share of common stock at an exercise price of $149.50 per share of common stock. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

All share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

There have been no material changes or updates to the Company's significant accounting policies from those described in the Annual Financial Statements except for the updates noted below.

Derivatives

Equity instruments issued in connection with debt and other equity instruments are required to be evaluated for derivative liability accounting treatment in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. Unless certain exception criteria are met, the freestanding financial instrument must be recognized as a separate liability and subsequently measured on the balance sheet at fair value in accordance with ASC 820, Fair Value Measurement.

The Company has evaluated the terms and features of its debt and equity instruments and identified a freestanding equity instrument (the March 2023 Cargill Warrant, as defined below) issued in connection with the Sixth Amendment (as defined below) that did not meet the criteria necessary to qualify for the derivative scope exception. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability on the Unaudited Condensed Consolidated Balance Sheet at June 30, 2023. The initial $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount to the Facilities (as defined below) and a derivative liability in the "Warrant Liability" line item of the Unaudited Condensed Consolidated Balance Sheets. The change in fair value of the warrant will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Unaudited Condensed Consolidated Statements of Operations. The fair value of the warrant liability is determined using a Black-Scholes-Merton option pricing model. See Note 6, Debt, for more information.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which amends the guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. The Company adopted this guidance on January 1, 2023 using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

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

3. Inventory
Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$2,552	$2,018
Production(1)	2,530	2,213
Finished goods(1)	178	54
Inventory allowance	(1,006)	(691)
Total inventory, net	$4,254	$3,594
_____________________
(1) Approximately $1.8 million of inventory classified as finished goods at December 31, 2022 has been reclassified to the production category at June 30, 2023 to conform the historical presentation to the current period presentation, which reflects the nature and timing of the Company's current harvesting and cost accumulation processes.

4. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Machinery, equipment, and vehicles	$42,028	$32,774
Land	19,253	19,296
Buildings and leasehold improvements	62,760	55,392
Construction-in-progress	116,602	56,753
Less: Accumulated depreciation	(9,794)	(6,371)
Property and equipment, net	$230,849	$157,844

Depreciation expense related to property and equipment was $1.6 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Interest	$6,541	$4,372
Construction	5,800	825
Payroll	1,845	1,470
Production	1,464	1,438
Professional services	808	894
Other	914	427
Total accrued liabilities	$17,372	$9,426

6. Debt
Debt consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Senior Facility	$177,962	$98,442
Subordinated Facility	45,228	42,500
Unamortized deferred financing costs	(43,787)	(21,128)
Total debt	$179,403	$119,814

Agreements with Cargill Financial

As previously disclosed in the Company's Annual Financial Statements, Local Bounti Operating Company LLC ("Local Bounti Operating"), the Company and certain subsidiaries entered into with Cargill Financial a First Amendment, a Second Amendment, and a Third Amendment to the Credit Agreement, dated as of September 3, 2021, and the Subordinated Credit Agreement, dated as of September 3, 2021 (the "Original Credit Agreements," and the facilities thereunder, the "Senior Facility" and the "Subordinated Facility," respectively and, collectively, the "Facilities") (which are further described in the Annual Financial Statements) in March 2022, August 2022, and December 2022, respectively. As further described below, Local Bounti Operating, the Company, and certain subsidiaries entered into with Cargill Financial a Fourth Amendment, a Fifth Amendment, and a Sixth Amendment to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements").

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

Fifth Amendment to the Original Credit Agreements

On March 13, 2023, Local Bounti Operating, the Company and certain subsidiaries entered into a Fifth Amendment to the Original Credit Agreements (the "Fifth Amendment") with Cargill Financial. The Fifth Amendment (i) reduced the amount of cash required to be held in the debt service reserve account by approximately $11.0 million until April 2, 2024, at which time the amount of cash required to be held in the debt service reserve account will be an amount equal to the sum of interest and principal payments that would be required under the Amended Credit Agreements for two calendar quarters; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ended March 31, 2023 and allowed for the payment in kind of the unused commitment fee payable for the quarter ended March 31, 2023 which amounted to $4.3 million; and (iii) reduced the minimum liquidity covenant in each of the Amended Credit Agreements from $11.0 million to $1.0 million. The aggregate amount of outstanding loans and undrawn commitments under the Amended Credit Agreements remained at $170.0 million (plus interest and fees paid in kind).

Sixth Amendment to the Original Credit Agreements

On March 28, 2023, Local Bounti Operating, the Company and certain subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. The Sixth Amendment, among other things, (i) expanded the Facilities from $170.0 million to up to $280.0 million (plus, in each case, interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions and at Cargill Financial's discretion; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ending June 30, 2023 which amounted to $5.0 million; and (iii) added a minimum production covenant based on a projected production forecast. In consideration for the improved flexibility and the expanded size of the Facilities, Local Bounti issued Cargill Financial 5.4 million warrants with a per share exercise price of $13.00 per share (both number of warrants and per share exercise price adjusted for the Reverse Stock Split) and a 5-year term that expires on March 28, 2028 (the "March 2023 Cargill Warrant").

The Company evaluated the before and after cash flow changes resulting from the Fourth, Fifth and Sixth Amendments and concluded the change in cash flows underlying these cumulative amendments were not significantly different from the cash flows underlying the terms in the Original Credit Agreements; therefore, the Company accounted for these amendments as a modification rather than as an extinguishment. Consequently, the $25.7 million fair value of the March 2023 Cargill Warrant was recorded as an additional debt discount that will amortize to interest expense over the remaining term of the Amended Credit Agreements. Fees paid to non-lender third parties as a result of the modification have been expensed as incurred.

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

In accordance with the Original Credit Agreements, the Company is required to have a debt service reserve account which is shown as restricted cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheets. The Fifth Amendment and Sixth Amendment, taken together, reduced the minimum balance to maintain in the debt service reserve account to $0 through March 31, 2025. From and after April 1, 2025, the minimum balance to maintain in the debt service reserve account will be increased to two quarters of scheduled interest payments and two quarters of scheduled principal payments.

The Amended Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of June 30, 2023.
7. Financing Obligation

On April 27, 2023, Hollandia Real Estate, LLC ("Hollandia"), a wholly-owned subsidiary of the Company, and STORE Master Funding XXXI, LLC ("STORE") consummated a $35 million multi-site sale and leaseback transaction relating to the Carpinteria Facility and the Oxnard Facility (collectively, the "Hollandia Facilities").

In connection with the sale and leaseback transaction, Hollandia and STORE entered into a Master Lease Agreement (the "STORE Lease"), dated April 27, 2023 (the "Effective Date"). Pursuant to the STORE Lease, Hollandia will lease the Hollandia Facilities from STORE, subject to the terms and conditions of the STORE Lease.

The STORE Lease provides for an initial term of 25 years, commencing on the Effective Date and expiring on April 30, 2048 ("Initial Term"). Hollandia has four options to extend the Initial Term for separate renewal terms of five years each (together with the Initial Term, the "Lease Term"). Subject to adjustment as set forth in the STORE Lease, the combined annual minimum rent payable to STORE during the first year of the Lease Term is an amount equal to $3.2 million (the "Base Annual Rent") with payments made monthly, subject to annual rent increases of three percent (3%) of the Base Annual Rent.

The STORE Lease contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for sale and leaseback transactions.

As part of the STORE Lease, Hollandia delivered to STORE a letter of credit in an amount equal to $6.5 million as security for the full and faithful performance by Hollandia of the terms, provisions, covenants and conditions of the STORE Lease. In the event of default under the Lease, STORE shall have the right to draw on the letter of credit to satisfy any monetary obligations under the STORE Lease. The letter of credit shall be released after five (5) years, contingent on achieving certain financial metrics as specified in the STORE Lease. The $6.5 million for the letter of credit is included in "Restricted cash" on the Unaudited Condensed Consolidated Balance Sheets.

The Company accounted for the STORE Lease as a financing transaction in accordance with ASC 842, Leases, as the STORE Lease was determined to be a finance lease. The presence of a finance lease indicates that control of the Hollandia Facilities has not transferred to STORE and, as such, the transaction was deemed a failed sale and leaseback and the proceeds from the sale and leaseback transaction are therefore accounted for as a financing obligation. The leased assets remain on the Unaudited Condensed Consolidated Balance Sheets and will continue to be depreciated over their original estimated useful lives, and the contractual lease payments will be allocated between interest expense (as imputed interest) and repayment of the $35 million financing obligation through April 30, 2048, which is the end of the 25-year lease term and when the Company expects control of the leased assets to transfer to STORE. The Company utilized a rate of 11.06% to calculate imputed interest and recognized $0.7 million of interest expense for the three months ended June 30, 2023 related to the STORE Lease.

The following table summarizes future financing obligation payments for the Initial Term by fiscal year through April 30, 2048, when control of the leased assets is expected to transfer to STORE:

STORE Lease Financing Obligation
(in thousands)
Remainder of 2023	$1,619
2024	3,302
2025	3,401
2026	3,503
2027	3,608
Thereafter	102,063
Total financing obligation payments	117,496
Unamortized deferred financing costs	(224)
Amount representing interest	(97,622)
Net financing obligation and asset at end of term	15,240
Total financing obligation	$34,890
8. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	June 30, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$40,135	$—	$—
Liabilities:
March 2023 Cargill Warrant liability	$—	$—	$10,546

	December 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$13,997	$—	$—

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

June 30,
2023
(in thousands)
Balance as of March 28, 2023 (initial measurement)	$25,697
Fair value measurement adjustments	(15,151)
Balance as of June 30, 2023	$10,546

The key inputs into the Black-Scholes model were as follows at their measurement dates:

	June 30, 2023	March 28, 2023 (initial measurement)
Input
Share price	$2.72	$5.84
Risk-free interest rate	4.13%	3.63%
Volatility	132%	135%
Exercise price	$13.00	$13.00
Warrant life	4.7	5.0
Dividend yield	—%	—%

As of June 30, 2023 and December 31, 2022, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

9. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the six months ended June 30, 2023 is as follows:

	Number of Shares of Restricted Common Stock Awards[1]	Average Grant-Date Fair Value[1]
Unvested at December 31, 2022	288,804	$24.05
Forfeited	(19,175)	$36.27
Vested	(46,937)	$34.19
Unvested at June 30, 2023	222,692	$20.83
_____________________
(1) Share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

Total expense of RSAs for the three and six months ended June 30, 2023 was $0.3 million and $0.5 million, respectively. Total expense of RSAs for the three and six months ended June 30, 2022 was $0.9 million and $1.8 million, respectively. As of June 30, 2023, the total compensation cost related to unvested RSAs not yet recognized is $1.3 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 1.29 years.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the six months ended June 30, 2023 is as follows:

	Number of RSUs(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2022	727,484	$81.51
Granted	574,379	$10.58
Forfeited	(12,763)	$69.50
Vested	(342,900)	$64.85
Vested, unsettled	85,813	$73.01
Unvested and outstanding at June 30, 2023	1,032,013	$47.00
_____________________
(1) Share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

Total expense of RSUs, net of amounts capitalized, for the three and six months ended June 30, 2023 was $4.1 million and $9.9 million, respectively. Total expense of RSUs for the three and six months ended June 30, 2022 was $10.9 million and $21.0 million, respectively. As of June 30, 2023, the total compensation cost related to unvested RSUs not yet recognized is $19.9 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 2.1 years.

10. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the three and six months ended June 30, 2023 and 2022 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except share and per share data)(1)
	2023	2022	2023	2022
Net loss	$(10,676)	$(31,663)	$(34,203)	$(57,435)
Weighted average common stock outstanding, basic and diluted	7,930,371	6,815,947	7,829,673	6,525,453
Net loss per common share, basic and diluted	$(1.35)	$(4.65)	$(4.37)	$(8.80)
_____________________

(1) Share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net earnings per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted Stock(1)	222,692	405,444	236,053	410,218
Warrants(2)	6,241,475	887,638	3,697,659	887,639
_____________________

(1) Share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

(2) Subsequent to the Reverse Stock Split, every 13 common shares under warrants becomes exercisable for one share of common stock at an exercise price of $149.50 per share of common stock, which is reflected in the table above. See Note 2, Summary of Significant Accounting Policies, for additional detail.

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

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. Immediately after expansion, this facility was dedicated equally to commercial production and research and development that focused on new products, technology and system design. Today, the majority of the Montana Facility is dedicated to commercial production, but we continue to utilize dedicated space for research and development to improve our existing and future facilities.

On April 4, 2022, Local Bounti acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operate under the name Pete's ("Pete's"). Through the Pete's Acquisition, we significantly increased our growing footprint, now operating three additional greenhouse growing facilities, including two in California and one in Georgia, the latter of which became operational in July 2022. We now have distribution to approximately 13,000 retail locations across 35 U.S. states and Canadian provinces, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Today, our primary product is living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S.

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

We intend to increase our production capacity and expand our reach to new markets, new geographies, and new customers through either the building of new facilities or through the acquisition of existing greenhouse facilities which we would plan to update with our Stack & Flow Technology™. We conduct an ongoing build-versus-buy analysis whenever we decide to build a new facility or acquire an existing facility. We also expect to expand our product offering to new varieties of fresh greens, herbs, berries, and other produce. Additionally, we evaluate commercial opportunities as part of these expansion efforts on an ongoing basis.

In October 2022, we signed a five-year offtake agreement with Sam's Club for our leafy greens production starting at our greenhouse facility in Georgia. We continue to advance our expansion of the Georgia facility and further enhance capacity with the addition of our Stack & Flow TechnologyTM to meet pent up demand for Local Bounti packaged salads to current customers and open the opportunity to earn new business in that region.

Commercial Facility Expansion Update

Byron, Georgia Facility Progress

Construction of the greenhouse Phase 1-B was completed in early second quarter and construction of Phase 1-C is well underway with approximately 90% of that building now enclosed. The remaining Stack zones that comprise Phase 1-C are expected to be completed early in the fourth quarter 2023. Our Stack & Flow TechnologyTM is expected to add approximately 40% of incremental revenue generating capacity to the finished Georgia facility, which will be comprised of six acres of greenhouses and multiple climate, water, and spectral controlled Stack zones.

Mount Pleasant, Texas Facility Progress

With the greenhouse structure largely complete, we will begin installation of the Stack zones in the third quarter of 2023. The addition of this new facility in northeast Texas is expected to fortify our distribution in markets across Texas, Oklahoma, Louisiana, Mississippi, Arkansas, Kansas, and Missouri. Further, the facility is designed to provide additional capacity to meet existing demand from our direct relationships with blue-chip retailers and distributors throughout the region. The facility is still expected to commence operations in the fourth quarter of 2023.

Pasco, Washington Facility Progress

The structural steel work for the greenhouses is now complete and glass installation is progressing. When complete, the facility will be comprised of three acres of greenhouse that will be supported by multiple Stack zones. The facility will help bolster our distribution capabilities in the Pacific Northwest and is still expected to commence operations early in the first quarter 2024, which reflects our decision to stagger construction to accommodate the commissioning of our Texas facility in the fourth quarter of 2023.

Recent Developments

Appointment of New Chief Executive Officer

Effective as of June 5, 2023, the Board appointed Anna Fabrega as the Chief Executive Officer and principal executive officer of the Company. Ms. Fabrega previously served as Chief Executive Officer of Freshly, LLC, a direct-to-consumer fresh prepared food subscription service, from October 2021 to November 2022. Ms. Fabrega initially joined Freshly as Chief Commercialization Officer in January 2021. Prior to joining Freshly, from October 2011 to January 2021, Ms. Fabrega served in successively more senior leadership roles with Amazon.com, Inc., including Managing Director of Amazon Go and Amazon Kitchen, Director of Amazon Go Category Leader, General Manager of Amazon Sports, and Senior Manager, Marketing and Third-Party Marketplace – Sporting Goods. Ms. Fabrega earned a B.A. in International Business from the University of Florida and an M.B.A. from the Kellogg School of Management at Northwestern University.

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

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses, including increased executive, finance, legal and accounting expenses associated with being a public company, and growing operations.

Results of Operations

Three and Six Months Ended June 30, 2023 compared to the Three and Six Months Ended June 30, 2022

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
	(in thousands)			(in thousands)
Sales	$7,183	$6,269	914	$13,881	$6,551	7,330
Cost of goods sold(1)(2)(3)	6,331	6,281	50	12,750	6,520	6,230
Gross profit	852	(12)	864	1,131	31	1,100
Operating expenses:
Research and development(2)(3)	3,526	3,073	453	7,102	5,914	1,188
Selling, general and administrative(2)(3)	16,704	23,141	(6,437)	32,685	44,502	(11,817)
Total operating expenses	20,230	26,214	(5,984)	39,787	50,416	(10,629)
Loss from operations	(19,378)	(26,226)	6,848	(38,656)	(50,385)	11,729
Other income (expense):
Change in fair value of warrant liability	15,151	—	15,151	15,151	—	15,151
Interest expense, net	(6,472)	(5,465)	(1,007)	(10,771)	(7,108)	(3,663)
Other income	23	28	(5)	73	58	15
Net loss	$(10,676)	$(31,663)	20,987	$(34,203)	$(57,435)	23,232

(1) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with the Pete's Acquisition as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Cost of goods sold	$—	$1,042	(1,042)	$—	$1,042	(1,042)
Total business combination fair value basis adjustment to inventory	$—	$1,042	(1,042)	$—	$1,042	(1,042)

(2) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Cost of goods sold	$(11)	$47	(58)	$76	$52	24
Research and development	595	485	110	1,333	970	363
Selling, general and administrative	3,850	11,164	(7,314)	8,984	21,687	(12,703)
Total stock-based compensation expense, net of amounts capitalized	$4,434	$11,696	(7,262)	$10,393	$22,709	(12,316)

(3) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Cost of goods sold	$894	$891	3	$1,830	$953	877
Research and development	466	218	248	1,032	531	501
Selling, general and administrative	1,956	2,272	(316)	3,912	2,438	1,474
Total depreciation and amortization	$3,316	$3,381	(65)	$6,774	$3,922	2,852

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

Sales increased by $0.9 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to an increase in sales from our Georgia facility, which became operational in July 2022, and also due to an increase in sales from our Montana Facility.

Sales increased by $7.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due primarily to the Pete's Acquisition at the beginning of April 2022 and also due to an increase in sales from our Georgia facility.

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

Cost of goods sold increased by $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to increased production volume related to an increase in sales during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and, to a lesser extent, an increase in the cost of labor, utilities, and production supplies caused partially by weather-related variables at our California facilities. The extreme weather created some unique growing challenges that were exacerbated by facility damage that required repairs and maintenance. This resulted in lower production, which lead to a temporary decrease in fixed cost absorption that has since been resolved. Cost of goods sold for the three months ended June 30, 2022 was negatively impacted due to the fair value step-up to expected selling price of acquired inventory from the Pete's Acquisition during the second quarter of 2022. This acquired inventory was subsequently sold during the second quarter of 2022 at the stepped-up value or at a zero margin, which negatively impacted gross margin during the second quarter of 2022 by $1.0 million or 16.6%.

Cost of goods sold increased by $6.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to increased production volume related to an increase in sales during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 driven by the Pete's Acquisition on April 4, 2022. We also experienced an increase of $0.7 million related to utilities price spikes in California and inclement weather-related costs that impacted yields at our California facilities, and an increase in the cost of labor, utilities, and production supplies. Cost of goods sold for the six months ended June 30, 2022 was negatively impacted due to the fair value step-up to expected selling price of acquired inventory from the Pete's Acquisition during the second quarter of 2022. This acquired inventory was subsequently sold during the second quarter of 2022 at the stepped-up value or at a zero margin, which negatively impacted gross margin during the second quarter of 2022 by $1.0 million or 15.9%.

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, which include salaries, benefits, and stock-based compensation, overhead (including depreciation, utilities and other related allocated expenses), and supplies and services related to the development of our growing processes. Our research and development efforts are focused on the development of our processes utilizing our facilities, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including berries. We focus our research and development efforts in areas we believe will generate future revenue and grow our intellectual property portfolio across process improvements, genetics, computer, vision, artificial intelligence, and process controls. We expect that, over the long term, research and development will decrease as a percentage of sales, as a result of the establishment of our growing process.

Research and development costs increased by $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased by $1.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase for both periods was due to increased investment in personnel, materials, supplies, and facility capacity usage for research and development purposes as we continue to expand our product offering and refine our growing process. We incurred costs for research and development of our production, harvesting, and post-harvest packaging techniques and processes, as well as production surplus costs related to the development and testing of our production processes.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, human resources and sales and marketing teams, expenses for third-party professional services, Pete's Acquisition related integration costs, insurance, marketing, advertising, computer hardware and software, and amortization of intangible assets, among others.

Selling, general, and administrative expenses decreased by $6.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by a $7.3 million decrease in stock-based compensation due to prior year awards that were issued at a higher fair value, as compared to the fair value of awards being expensed in the current period, were fully vested and expensed prior to the current year-to-date period. This decrease was partially offset by an increase of $0.8 million in professional, legal, accounting, and consulting fees.

Selling, general, and administrative expenses decreased by $11.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by a $12.7 million decrease in stock-based compensation due to prior year awards that were issued at a higher fair value, as compared to the fair value of awards being expensed in the current period, and were fully vested and expensed prior to the current year-to-date period, and a $3.8 million decrease in transaction costs due to the Pete's Acquisition in the prior year. This decrease was partially offset by an increase of $1.4 million in professional, legal, accounting, and consulting fees related to our strategic transactions and potential business acquisitions due diligence activities, an increase of $1.3 million in amortization of intangibles acquired as part of the Pete's Acquisition, and an increase of $0.8 million in salaries, wages, and benefits due to increased headcount from Company growth and the Pete's Acquisition.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The decrease in fair value of the warrant liability is primarily due to the significant decrease in our closing stock price at June 30, 2023 compared to the closing stock price on the warrant issuance date. The period-end Local Bounti Corporation close stock price is a key input to the Black-Scholes-Merton option pricing model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans with Cargill Financial and also interest recognized per the terms of our financing obligation related to the Montana Facility and the Hollandia Facilities. We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets.

Interest expense, net increased by $1.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase is primarily due to a $92.3 million increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase on the Senior Facility period over period, which increased interest expense by $1.2 million over the prior year period. Also contributing to the net increase was $0.7 million of incremental interest expense related to the financing obligation for the Montana Facility and the Hollandia Facilities. We capitalized $3.2 million of interest during the three months ended June 30, 2023. No interest was capitalized during the three months ended June 30, 2022.

Interest expense, net increased by $3.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is primarily due to a $92.3 million increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase on the Senior Facility period over period, which increased interest expense by $4.0 million over the prior year period. Also contributing to the net increase was $0.7 million of incremental interest expense for the financing obligation related to the Montana Facility and the Hollandia Facilities. We capitalized $5.3 million of interest during the six months ended June 30, 2023. No interest was capitalized during the six months ended June 30, 2022.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At June 30, 2023, we had an accumulated deficit of $213.5 million and cash and cash equivalents of $33.9 million.

As of June 30, 2023, the principal amount due under our credit facilities with Cargill Financial totaled $223.2 million, none of which is classified as current. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the Facilities with Cargill Financial. Cash expenditures over the next 12 months are expected to include interest payments on debt obligations, general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting and selling our products, such as the purchase of seeds, soil, nutrients and other growing supplies, shipping and fulfillment costs, and facility maintenance costs.

We believe that our current cash position, cash flow from operations, the proceeds from the sale leaseback transaction (see Note 7, Financing Obligation, in Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail) and the borrowing capacity under our Facilities with Cargill Financial are sufficient to fund our basic cash requirements for 12 months from the date of issuance of the Unaudited Condensed Consolidated Financial Statements. Also, while we believe the Facilities with Cargill Financial, as most recently amended, provide adequate resources and flexibility to fund our planned construction projects, our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A of the Company's most recent Annual Report on Form 10-K. In the event that our plans change, or our cash requirements are greater than we anticipate, we may need to curtail operations or delay construction activities.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 6, Debt, Cargill Financial may in its discretion provide advances under the Facilities of up to $280.0 million (plus interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of June 30, 2023, a total of $178.0 million and $45.2 million was outstanding on the Senior Facility and the Subordinated Facility, respectively. The Senior Facility and the Subordinated Facility are included in "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheets.

At June 30, 2023, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
Remainder of 2023	$15,054
2024	30,109
2025	46,848
2026	52,428
2027	52,428
Thereafter	184,101
Total	$380,968
_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.74% interest rate for the Senior Facility effective as of July 1, 2023.

Financing Obligations

We have a financing obligation related to a failed sale leaseback transaction for the Hollandia Facilities (see Note 7, Financing Obligation, to the Unaudited Condensed Consolidated Financial Statements for additional detail on this transaction) and a financing obligation related to a failed sale leaseback for the Montana Facility (see our most recent Annual Report on Form 10-K for additional detail on this transaction).

The following table summarizes future aggregate financing obligation payments by fiscal year for both the Hollandia Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2023	$2,404
2024	4,893
2025	5,024
2026	5,158
2027	5,297
Thereafter	126,969
Total financing obligation payments	149,745

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(16,088)	$(26,657)
Net cash used in investing activities	(76,187)	(142,673)
Net cash provided by financing activities	107,763	109,539
Cash and cash equivalents and restricted cash at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash at end of period	$40,426	$41,286

Net Cash Used In Operating Activities

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2023 due to a net loss of $34.2 million. The net loss included a non-cash gain in fair value of warrant liability of $15.2 million. These amounts were partially offset by non-cash activities of $10.4 million in stock-based compensation expense, net of amounts capitalized, $9.3 million of paid-in-kind interest, $3.4 million in depreciation expense, $3.4 million in amortization expense, $3.1 million in amortization of debt issuance costs, and $3.1 million net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $26.7 million for the six months ended June 30, 2022 due to a net loss of $57.4 million. This was partially offset by non-cash activities of $22.7 million in stock-based compensation expense, $1.9 million in amortization of debt issuance costs, $1.8 million in depreciation expense, $2.1 million in amortization expense, and $1.3 million net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $76.2 million for the six months ended June 30, 2023, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net cash used in investing activities was $142.7 million for the six months ended June 30, 2022, due primarily to the acquisitions in the prior year, including the Pete's Acquisition for net cash outlay of $91.4 million and a property acquisition for net cash outlay of $25.8 million. Additional cash used in investing activities related to $25.5 million of purchases of equipment and other items for the Washington, Georgia, and Montana facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $107.8 million for the six months ended June 30, 2023, comprised of $73.0 million of proceeds from the issuance of debt and $35.0 million of proceeds from the sale and leaseback transaction with STORE for the Hollandia Facilities. See Note 7, Financing Obligation, in Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail on the sale and leaseback transaction.

Net cash provided by financing activities was $109.5 million for the six months ended June 30, 2022, due primarily to $111.9 million of proceeds from the issuance of debt with Cargill Financial. This was partially offset by the payment of debt issuance costs of $2.3 million.

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below and further discussed in Note 2 of the Unaudited Condensed Consolidated Financial Statements.

•The assessment and valuation of freestanding financial derivative instruments, which impacts gains or losses on such derivatives, the carrying value of debt, and interest expense.

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2 of the Unaudited Condensed Consolidated Financial Statements, which is incorporated into this Item 2 by reference thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, other than the following:

We cannot assure you that our Reverse Stock Split will increase our stock price, marketability or our liquidity.

On June 15, 2023, we completed the Reverse Stock Split. We cannot predict the long-term effect of the Reverse Stock Split upon the market price for shares of our common stock, and the history of similar Reverse Stock Splits for companies in like circumstances has varied. Some investors may view a reverse stock split negatively. We cannot assure you that our common stock will be more attractive to institutional or other long-term investors or that it will attract brokers and investors who trade in lower priced stocks. Even if the Reverse Stock Split has a positive effect on the market price for shares of our common stock, the market price and liquidity of our common stock may decrease due to other factors, including our future performance, economic conditions and other factors, some of which may not be under our control. The percentage market price decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. The total market capitalization of our common stock following the Reverse Stock Split is lower than the total market capitalization before the Reverse Stock Split and it could continue to decline. In addition, the Reverse Stock Split increased the number of our stockholders who own "odd lots" of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing the stock price, marketability and liquidity of our common stock, which could materially adversely affect our business, financial condition and results of operations.

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

3.2
Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

3.3
Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2023).

3.4	Bylaws of Local Bounti Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2021).
10.1*
Master Lease Agreement, dated as of April 27, 2023, by and between STORE Master Funding XXXI, LLC and Hollandia Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2023).

10.2*
Unconditional Guaranty of Payment and Performance, dated as of April 27, 2023, by Local Bounti Corporation for the benefit of STORE Master Funding XXXI, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2023).

10.3
CEO Employment Agreement, effective June 5, 2023, by and between the Company and Anna Fabrega (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2023).

10.4+
Offer Letter between the Company and Anna Fabrega (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2023).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules and exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
+	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and is the type that the registrant treats as private or confidential. A copy of omitted information will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Anna Fabrega
Name: Anna Fabrega
Title: Chief Executive Officer
Date: August 14, 2023
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: August 14, 2023
(Principal Financial and Accounting Officer)