Form 10-Q
period 2023-09-30
Local Bounti Corporation/DE
filed 2023-11-14
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of outstanding shares of Local Bounti Corporation's common stock was 8,271,738 at November 6, 2023.

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
•Local Bounti's ability to implement any share repurchase program; and
•the other factors discussed in Item 1A, "Risk Factors" of the Company's most recent Annual Report on Form 10-K and any updates to those factors set forth in Local Bounti's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
Investors and others should note that we routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts and our website. We also intend to use certain social media channels as a means of disclosing information about Local Bounti and our products to our customers, investors and the public (e.g., @Local Bounti and #LocalBounti on X). The information posted on social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC. While not all of the information that we post to our website or social media accounts is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about Local Bounti by signing up for email alerts under the "Investors" section of our website at https://investors.localbounti.com.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$11,814	$13,666
Restricted cash	6,524	11,272
Accounts receivable, net	2,666	2,691
Inventory, net	4,493	3,594
Prepaid expenses and other current assets	2,295	2,881
Total current assets	27,792	34,104
Property and equipment, net	268,099	157,844
Operating lease right-of-use assets	190	137
Goodwill	38,481	38,481
Intangible assets, net	42,246	47,273
Other assets	674	901
Total assets	$377,482	$278,740

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$9,041	$13,757
Accrued liabilities	15,621	9,426
Operating lease liabilities	91	84
Total current liabilities	24,753	23,267
Long-term debt, net of debt issuance costs	216,958	119,814
Financing obligation	49,057	14,139
Operating lease liabilities, noncurrent	133	187
Warrant liability	8,780	—
Total liabilities	299,681	157,407

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 8,268,639 and 7,976,980 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively(1)	1	1
Additional paid-in capital	315,574	300,645
Accumulated deficit	(237,774)	(179,313)
Total stockholders' equity	77,801	121,333
Total liabilities and stockholders' equity	$377,482	$278,740

(1) Prior comparative period share amounts issued and outstanding have been retroactively adjusted to reflect the Reverse Stock Split (as defined below). See Note 2, Summary of Significant Accounting Policies, for additional detail.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$6,810	$6,285	$20,691	$12,836
Cost of goods sold(2)(3)(4)	6,405	5,015	19,155	11,535
Gross profit	405	1,270	1,536	1,301
Operating expenses:
Research and development(3)(4)	5,001	3,019	12,103	8,933
Selling, general and administrative(3)(4)	14,406	20,239	47,091	64,741
Total operating expenses	19,407	23,258	59,194	73,674
Loss from operations	(19,002)	(21,988)	(57,658)	(72,373)
Other income (expense):
Change in fair value of warrant liability	1,766	—	16,917	—
Interest expense, net	(7,105)	(5,154)	(17,876)	(12,262)
Other income	83	38	156	96
Net loss	$(24,258)	$(27,104)	$(58,461)	$(84,539)

Net loss applicable to common stockholders per basic common share:
Basic and diluted(1)	$(3.02)	$(3.95)	$(7.41)	$(12.73)
Weighted average common shares outstanding:
Basic and diluted(1)	8,019,561	6,865,001	7,893,665	6,639,879

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

(2) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with the Pete's Acquisition (as defined below) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$—	$—	$—	$1,042
Total business combination fair value basis adjustment to inventory	$—	$—	$—	$1,042
(3) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$24	$29	$100	$81
Research and development	343	419	1,676	1,389
Selling, general and administrative	2,898	10,459	11,882	32,146
Total stock-based compensation expense, net of amounts capitalized	$3,265	$10,907	$13,658	$33,616
(4) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$832	$921	$2,662	$1,874
Research and development	722	229	1,754	760
Selling, general and administrative	1,851	1,757	5,763	4,195
Total depreciation and amortization	$3,405	$2,907	$10,179	$6,829
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022
(in thousands, except share data)

	Voting Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	7,976,980	$1	$300,645	$(179,313)	$121,333
Vesting of restricted stock units, net	41,502	—	—	—	—
Stock-based compensation	—	—	6,361	—	6,361
Net loss	—	—	—	(23,527)	(23,527)
Balance, March 31, 2023	8,018,482	1	307,006	(202,840)	104,167
Vesting of restricted stock units, net	171,051	—	—	—	—
Cash paid for fractional shares from the Reverse Stock Split	(552)	—	(3)	—	(3)
Stock-based compensation	—	—	4,792	—	4,792
Net loss	—	—	—	(10,676)	(10,676)
Balance, June 30, 2023	8,188,981	1	311,795	(213,516)	98,280
Vesting of restricted stock units, net	79,658	—	—	—	—
Stock-based compensation	—	—	3,779	—	3,779
Net loss	—	—	—	(24,258)	(24,258)
Balance, September 30, 2023	8,268,639	$1	$315,574	$(237,774)	$77,801

	Voting Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	6,641,914	$9	$169,916	$(68,242)	$101,683
Vesting of restricted stock units, net	9,298	—	—	—	—
Stock-based compensation	—	—	11,042	—	11,042
Net loss	—	—	—	(25,772)	(25,772)
Balance, March 31, 2022	6,651,212	9	180,958	(94,014)	$86,953
Issuance of common stock for business combination	434,969	—	50,948	—	50,948
Issuance of common stock for debt modification	148,687	—	17,416	—	17,416
Issuance of common stock upon exercise of warrants	1	—	—	—	—
Vesting of restricted stock units, net	8,859	—	—	—	—
Stock-based compensation	—	—	11,783	—	11,783
Net loss	—	—	—	(31,663)	(31,663)
Balance, June 30, 2022	7,243,728	9	261,105	(125,677)	135,437
Vesting of restricted stock units, net	12,441	—	—	—	—
Stock-based compensation	—	—	11,013	—	11,013
Net loss	—	—	—	(27,104)	(27,104)
Balance, September 30, 2022	7,256,169	$9	$272,118	$(152,781)	$119,346

(1) Share amounts have been retroactively adjusted to reflect the Reverse Stock Split (as defined below). See Note 2, Summary of Significant Accounting Policies, for additional detail.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(58,461)	$(84,539)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,152	3,477
Amortization	5,027	3,352
Stock-based compensation expense, net of amounts capitalized	13,658	33,616
Bad debt allowance	5	11
Inventory allowance	385	323
Loss on disposal of property and equipment	1,375	252
Gain related to change in fair value of warrant liability	(16,917)	—
Paid-in-kind interest	15,797	—
Amortization of debt issuance costs	5,183	2,791
Interest on financing obligation	144	333
Changes in operating assets and liabilities:
Accounts receivable	20	(68)
Inventory	(1,284)	2
Prepaid expenses and other current assets	1,291	976
Other assets	(649)	2,326
Accounts payable	(493)	5,114
Operating lease liabilities	(104)	6
Accrued liabilities	3,880	(4,849)
Net cash used in operating activities	(25,991)	(36,877)

Investing Activities:
Purchases of property and equipment	(117,241)	(40,863)
Asset acquisition	—	(25,813)
Business combination, net of cash acquired	—	(90,552)
Net cash used in investing activities	(117,241)	(157,228)

Financing Activities:
Proceeds from financing obligation	35,000	—
Proceeds from issuance of debt	101,861	119,351
Payment of debt issuance costs	(226)	(2,342)
Fractional shares paid in cash pursuant to Reverse Stock Split	(3)	—
Net cash provided by financing activities	136,632	117,009
Net decrease in cash and cash equivalents and restricted cash	(6,600)	(77,096)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$18,338	$23,981

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$11,814	$4,227
Restricted cash and cash equivalents	6,524	19,754
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$18,338	$23,981

Non-cash activities:
Warrants issued in connection with debt modification	$25,697	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,910	$7,168
Non-cash equity settlement on employee receivable	$176	$17,416
Stock-based compensation capitalized to property and equipment, net	$1,451	$222
Interest capitalized to property and equipment, net	$9,486	$—
Non-cash financing obligation activity	$—	$840
Right-of-use asset obtained in exchange for operating lease liability	$—	$388
Reduction of right of use asset and associated lease liability due to lease cancellation	$—	$(203)

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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2022 (the "Annual Financial Statements") as filed with the SEC on March 31, 2023. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022, its cash flows for the nine months ended September 30, 2023 and 2022, and its stockholders' equity for the three and nine months ended September 30, 2023 and 2022. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Liquidity

The Company has incurred losses and generated negative cash flows from operations since its inception. At September 30, 2023, the Company had an accumulated deficit of $237.8 million and cash and cash equivalents and restricted cash of $18.3 million.

Cargill Financial expects to provide the Company with $10 million of working capital subject to certain terms and conditions precedent. The Company anticipates closing this transaction in the fourth quarter of this year. The Company has also executed conditional commitment letters from a commercial finance lender for total potential financing of up to approximately $230 million at a floating interest rate of Secured Overnight Financing Rate ("SOFR") plus a margin of 345 basis points per annum (equivalent to approximately 8.8% as of the filing date of this 10-Q Report) in order to fund its 2024 greenfield build and facility expansions. The Company expects to execute definitive documents for such financings in the first quarter of 2024, subject to negotiation of final terms and underwriting commitments.

The Company believes that the additional $10 million of working capital from Cargill Financial, the $230 million from a commercial finance lender, the Company's current cash position, cash generated from product sales, and anticipated cash interest payment deferrals under the Company's credit facilities with Cargill Financial will be adequate to fund the Company’s planned operations over the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

The Company also believes additional cash can be secured through other debt or equity financings, if necessary. However, there can be no assurance that equity or debt financing will be available to the Company should it need it or, if available, that the terms will be satisfactory to the Company and not dilutive to existing shareholders. The Company's failure to raise capital as and when needed could have significant negative consequences for its business, financial condition and results of consolidated operations.

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

As a result of the Reverse Stock Split, every 13 shares of common stock issued and outstanding were automatically reclassified into one new share of common stock without any action on the part of the holders. The Company paid cash in lieu of fractional shares resulting from the Reverse Stock Split. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of Common Stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. Also, for the Company’s outstanding warrants to purchase up to 81,139,179 shares of common stock, every 13 shares issuable under warrants became exercisable for one share of common stock at an exercise price of $149.50 per share of common stock for the Company's publicly traded warrants and $13.00 per share of common stock for the March 2023 Cargill Warrant. See Note 9, Stock-Based Compensation, and Note 10, Net Loss Per Share, for more information. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

All share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

There have been no material changes or updates to the Company's significant accounting policies from those described in the Annual Financial Statements except for the updates noted below.

Derivatives

Equity instruments issued in connection with debt and other equity instruments are required to be evaluated for derivative liability accounting treatment in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. Unless certain exception criteria are met, the freestanding financial instrument or embedded feature must be recognized as a separate liability and subsequently measured on the balance sheet at fair value in accordance with ASC 820, Fair Value Measurement.

The Company has evaluated the terms and features of its debt and equity instruments and identified a freestanding equity instrument (the March 2023 Cargill Warrant) issued in connection with the Sixth Amendment that did not meet the criteria necessary to qualify for the derivative scope exception. See Note 6, Debt, and Note 8, Fair Value Measurements, for more information related to the Sixth Amendment and the March 2023 Cargill Warrant, respectively. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2023. The initial $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount to the Facilities (as defined below) and a derivative liability in the "Warrant Liability" line item of the Unaudited Condensed Consolidated Balance Sheets. The change in fair value of the warrant will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Unaudited Condensed Consolidated Statements of Operations. The fair value of the warrant liability is determined using a Black-Scholes-Merton option pricing model. See Note 6, Debt, for more information.

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

3. Inventory
Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$2,640	$2,018
Production(1)	2,660	2,213
Finished goods(1)	269	54
Inventory allowance	(1,076)	(691)
Total inventory, net	$4,493	$3,594
_____________________
(1) Approximately $1.8 million of inventory classified as finished goods at December 31, 2022 has been reclassified to the production category at September 30, 2023 to conform the historical presentation to the current period presentation, which reflects the nature and timing of the Company's current harvesting and cost accumulation processes.

4. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Machinery, equipment, and vehicles	$41,528	$32,774
Land	19,253	19,296
Buildings and leasehold improvements	63,659	55,392
Construction-in-progress	155,073	56,753
Less: Accumulated depreciation	(11,414)	(6,371)
Property and equipment, net	$268,099	$157,844

Depreciation expense related to property and equipment was $1.7 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.2 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Interest	$8,115	$4,372
Construction	3,104	825
Payroll	1,469	1,470
Production	1,426	1,438
Professional services	322	894
Other	1,185	427
Total accrued liabilities	$15,621	$9,426

6. Debt
Debt consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Senior Facility	$211,927	$98,442
Subordinated Facility	46,673	42,500
Unamortized deferred financing costs	(41,642)	(21,128)
Total debt	$216,958	$119,814

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

Subsequent to the Sixth Amendment, the interest rate on the Subordinated Facility is 12.5% per annum and the interest rate on the Senior Facility is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio) per annum, with accrued interest paid quarterly in arrears on the first business day of the subsequent quarter through the maturity date on September 3, 2028. Principal payments under the Senior Facility are payable quarterly, beginning April 1, 2025, based on a 10-year straight line amortization schedule, with the remaining unpaid balance under both the Senior Facility and the Subordinated Facility due on the September 3, 2028 maturity date.

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

The Amended Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of September 30, 2023 other than the financial covenant set forth in Section 6.8(g) of the Amended Credit Agreements. On October 31, 2023, the Company, along with certain subsidiaries of the Company, entered into the Limited Covenant Waiver with Cargill Financial pursuant to which Cargill Financial waived the financial covenant set forth in Section 6.8(g) of the Amended Credit Agreements for the calendar quarter ended September 30, 2023.
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

The Company accounted for the STORE Lease as a financing transaction in accordance with ASC 842, Leases, as the STORE Lease was determined to be a finance lease. The presence of a finance lease indicates that control of the Hollandia Facilities has not transferred to STORE and, as such, the transaction was deemed a failed sale and leaseback and the proceeds from the sale and leaseback transaction are therefore accounted for as a financing obligation. The leased assets remain on the Unaudited Condensed Consolidated Balance Sheets and will continue to be depreciated over their original estimated useful lives, and the contractual lease payments will be allocated between interest expense (as imputed interest) and repayment of the $35 million financing obligation through April 30, 2048, which is the end of the 25-year lease term and when the Company expects control of the leased assets to transfer to STORE. The Company utilized a rate of 11.06% to calculate imputed interest and recognized $0.7 million and $1.7 million of interest expense for the three and nine months ended September 30, 2023 related to the STORE Lease.

The following table summarizes future financing obligation payments for the Initial Term by fiscal year through April 30, 2048, when control of the leased assets is expected to transfer to STORE:

STORE Lease Financing Obligation
(in thousands)
Remainder of 2023	$809
2024	3,302
2025	3,401
2026	3,503
2027	3,608
Thereafter	102,063
Total financing obligation payments	116,686
Unamortized deferred financing costs	(222)
Amount representing interest	(96,645)
Net financing obligation and asset at end of term	15,239
Total financing obligation	$35,058
8. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	September 30, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$18,231	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$8,780

	December 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$13,997	$—	$—

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The fair value of the March 2023 Cargill Warrant Liability is determined using a Black-Scholes-Merton option pricing model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

September 30,
2023
(in thousands)
Balance as of March 28, 2023 (initial measurement)	$25,697
Fair value measurement adjustments	(15,151)
Balance as of June 30, 2023	10,546
Fair value measurement adjustments	(1,766)
Balance as of September 30, 2023	$8,780

The key inputs into the Black-Scholes-Merton option pricing model used to determine the fair value of the 2023 Cargill Warrant Liability were as follows at their measurement dates:

	September 30, 2023	March 28, 2023 (initial measurement)
Input
Share price	$2.45	$5.84
Risk-free interest rate	4.60%	3.63%
Volatility	128%	135%
Exercise price	$13.00	$13.00
Warrant life (years)	4.5	5.0
Dividend yield	—%	—%

As of September 30, 2023 and December 31, 2022, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

9. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the nine months ended September 30, 2023 is as follows:

	Number of Shares of Restricted Common Stock Awards[1]	Average Grant-Date Fair Value[1]
Unvested at December 31, 2022	288,804	$24.05
Forfeited	(19,175)	$36.27
Vested	(46,937)	$34.19
Unvested at September 30, 2023	222,692	$20.83
_____________________
(1) Share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

Total expense of RSAs for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively. Total expense of RSAs for the three and nine months ended September 30, 2022 was $1.8 million and $3.6 million, respectively. As of September 30, 2023, the total compensation cost related to unvested RSAs not yet recognized is $1.0 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 1.12 years.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the nine months ended September 30, 2023 is as follows:

	Number of RSUs(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2022	727,484	$81.51
Granted	815,620	$8.62
Forfeited	(59,648)	$73.98
Vested	(386,141)	$66.10
Vested, unsettled	42,289	$73.33
Unvested and outstanding at September 30, 2023	1,139,604	$34.65
_____________________
(1) Share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

Total expense of RSUs, net of amounts capitalized, for the three and nine months ended September 30, 2023 was $2.9 million and $12.8 million, respectively. Total expense of RSUs for the three and nine months ended September 30, 2022 was $9.1 million and $30.0 million, respectively. As of September 30, 2023, the total compensation cost related to unvested RSUs not yet recognized is $13.9 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 2.04 years.

10. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the three and nine months ended September 30, 2023 and 2022 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except share and per share data)(1)
	2023	2022	2023	2022
Net loss	$(24,258)	$(27,104)	$(58,461)	$(84,539)
Weighted average common stock outstanding, basic and diluted	8,019,561	6,865,001	7,893,665	6,639,879
Net loss per common share, basic and diluted	$(3.02)	$(3.95)	$(7.41)	$(12.73)
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

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net earnings per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted Stock(1)	222,692	385,465	230,632	401,876
Warrants(2)	6,241,475	887,629	4,554,915	887,625
_____________________

(1) Share amounts have been retroactively adjusted to reflect the Reverse Stock Split. See Note 2, Summary of Significant Accounting Policies, for additional detail.

(2) Subsequent to the Reverse Stock Split, every 13 common shares under warrants becomes exercisable for one share of common stock at an exercise price of $149.50 per share of common stock for the Company's publicly traded warrants and $13.00 per share of common stock for the March 2023 Cargill Warrant, which is reflected in the table above. See Note 2, Summary of Significant Accounting Policies, for additional detail.

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

12. Subsequent Events

Seventh Amendment to Credit Agreements

On October 2, 2023, the Company, along with certain subsidiaries of the Company, entered into a Seventh Amendment to the Original Credit Agreements (the "Seventh Amendment") with Cargill Financial to further amend the Original Credit Agreements. The Seventh Amendment allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending September 30, 2023 and December 31, 2023.

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

Commercial Facility Expansion Update

Byron, Georgia Facility Progress

We finished the integration of the Stack zones that comprise Phase 1-C in early October 2023. With this project reaching completion, our Stack & Flow TechnologyTM system is now fully functional. During the integration process, we also took the opportunity to redesign our workflows and optimize our operations to account for the larger footprint (expanded from three to six acres of greenhouse) and the 40% greater capacity that is being generated by the Stack system.

Mount Pleasant, Texas Facility Progress

We began installation of the Stack zones and greenhouse growing systems in the third quarter of 2023 and continue to expect operations to commence later in the fourth quarter of 2023. The addition of this new facility in northeast Texas is expected to fortify our distribution in markets across Texas, Oklahoma, Louisiana, Mississippi, Arkansas, Kansas, and Missouri. Further, the facility is designed to provide additional capacity to meet existing demand from our direct relationships with blue-chip retailers and distributors throughout the region.

Pasco, Washington Facility Progress

The greenhouse structure is now complete and overhead and underground infrastructure work is progressing. When complete, the facility will be comprised of three acres of greenhouse that will be supported by multiple Stack zones. The facility will help bolster our distribution capabilities in the Pacific Northwest and is still expected to commence operations early in the first quarter 2024, which reflects our decision to stagger construction to accommodate the commissioning of our Texas facility in the fourth quarter of 2023.

Recent Developments

We have also executed conditional commitment letters from a commercial finance lender for total potential financing of up to approximately $230 million at a floating interest rate of SOFR plus a margin of 345 basis points per annum (equivalent to approximately 8.8% as of the filing date of this 10-Q Report) in order to fund our 2024 greenfield build and facility expansions. We expect to execute definitive documents for such financings in the first quarter of 2024, subject to negotiation of final terms and underwriting commitments.

Factors Affecting Our Financial Condition and Results of Operations

We expect to expend substantial resources as we:

•complete construction and commissioning of new facilities in Pasco, Washington, and Mount Pleasant, Texas;

•standardize operating and manufacturing processes across our facilities and continued integration of Pete's operations into our business;

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

Results of Operations

Three and Nine Months Ended September 30, 2023 compared to the Three and Nine Months Ended September 30, 2022

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
	(in thousands)			(in thousands)
Sales	$6,810	$6,285	525	$20,691	$12,836	7,855
Cost of goods sold(1)(2)(3)	6,405	5,015	1,390	19,155	11,535	7,620
Gross profit	405	1,270	(865)	1,536	1,301	235
Operating expenses:
Research and development(2)(3)	5,001	3,019	1,982	12,103	8,933	3,170
Selling, general and administrative(2)(3)	14,406	20,239	(5,833)	47,091	64,741	(17,650)
Total operating expenses	19,407	23,258	(3,851)	59,194	73,674	(14,480)
Loss from operations	(19,002)	(21,988)	2,986	(57,658)	(72,373)	14,715
Other income (expense):
Change in fair value of warrant liability	1,766	—	1,766	16,917	—	16,917
Interest expense, net	(7,105)	(5,154)	(1,951)	(17,876)	(12,262)	(5,614)
Other income	83	38	45	156	96	60
Net loss	$(24,258)	$(27,104)	2,846	$(58,461)	$(84,539)	26,078

(1) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with the Pete's Acquisition as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Cost of goods sold	$—	$—	—	$—	$1,042	(1,042)
Total business combination fair value basis adjustment to inventory	$—	$—	—	$—	$1,042	(1,042)

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Cost of goods sold	$24	$29	(5)	$100	$81	19
Research and development	343	419	(76)	1,676	1,389	287
Selling, general and administrative	2,898	10,459	(7,561)	11,882	32,146	(20,264)
Total stock-based compensation expense, net of amounts capitalized	$3,265	$10,907	(7,642)	$13,658	$33,616	(19,958)

(3) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Cost of goods sold	$832	$921	(89)	$2,662	$1,874	788
Research and development	722	229	493	1,754	760	994
Selling, general and administrative	1,851	1,757	94	5,763	4,195	1,568
Total depreciation and amortization	$3,405	$2,907	498	$10,179	$6,829	3,350

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive the majority of our revenue from the sale of produce grown at our facilities. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from during the remainder of 2023 and beyond.

Sales increased by $0.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to an increase in sales from our Georgia facility, which became operational in July 2022, and also due to an increase in sales from our Montana Facility.

Sales increased by $7.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due primarily to the Pete's Acquisition at the beginning of April 2022 and to a lesser extent due to an increase in sales from our Georgia and Montana facilities.

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

Cost of goods sold increased by $1.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to increased production volume related to increased demand for our products during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and an increase in the cost of labor, utilities, and production supplies. Production volume and related gross margin was negatively impacted by weather-related variables at the Company's California facilities, which forced the temporary closure of a section of one of our facilities in the third quarter to repair damage, which have since been completed and the facility resumed normal production in October 2023. Production volume and related gross margin was also negatively impacted by lower utilization at our Georgia facility during the final implementation of vertical Stack towers.

Cost of goods sold increased by $7.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the factors described above for the three months ended September 30, 2023 and by the Pete's Acquisition on April 4, 2022. We also experienced an increase of $0.7 million related to utilities price spikes in California and inclement weather-related costs that impacted yields at our California facilities during the first and second quarter of 2023, and an increase in the cost of labor, utilities, and production supplies. Also, cost of goods sold for the nine months ended September 30, 2022 was negatively impacted by the fair value step-up to expected selling price of acquired inventory from the Pete's Acquisition during the second quarter of 2022. This acquired inventory was subsequently sold during the second quarter of 2022 at the stepped-up value or at a zero margin, which negatively impacted gross margin during the second quarter of 2022 by $1.0 million.

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

Research and development costs increased by $2.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased by $3.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase for both periods was due to increased investment in personnel, materials, supplies, and facility capacity usage for research and development purposes as we continue to expand our product offering and refine our growing process. We incurred costs for research and development of our production, harvesting, and post-harvest packaging techniques and processes, as well as production surplus costs related to the development and testing of our production processes.

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

Selling, general, and administrative expenses decreased by $5.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by a $7.6 million decrease in stock-based compensation. Stock-based compensation decreased due to significantly higher fair value awards issued in prior periods becoming fully vested during the current period. The overall decrease in selling, general and administrative expenses was partially offset by an increase of $1.2 million related to loss on the disposal of fixed assets during the current period.

Selling, general, and administrative expenses decreased by $17.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by a $20.3 million decrease in stock-based compensation and a $4.0 million decrease in transaction costs due primarily to the Pete's Acquisition in the prior year. Stock-based compensation decreased due to significantly higher fair value awards issued in prior periods becoming fully vested during the current period. The overall decrease in selling, general and administrative expenses was partially offset by an increase of $1.4 million in professional, legal, accounting, and consulting fees related to our strategic transactions and potential business acquisitions due diligence activities, an increase of $1.7 million in amortization of intangible assets acquired as part of the Pete's Acquisition, and an increase of $1.2 million in salaries, wages, and benefits due to increased headcount from Company growth and the Pete's Acquisition.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The decrease in fair value of the warrant liability is primarily due to the significant decrease in our closing stock price at September 30, 2023 compared to the closing stock price on the warrant issuance date. The period-end Local Bounti Corporation close stock price is a key input to the Black-Scholes-Merton option pricing model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

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

Interest expense, net increased by $2.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase is primarily due to a $118.8 million increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase on the Senior Facility period over period, which increased interest expense by $1.3 million over the prior year period. Also contributing to the net increase was $0.7 million of incremental interest expense related to the financing obligation for the Montana Facility and the Hollandia Facilities. We capitalized $4.2 million of interest related to the financing of our construction projects during the three months ended September 30, 2023. No such interest was capitalized during the three months ended September 30, 2022.

Interest expense, net increased by $5.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily due to a $118.8 million increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase on the Senior Facility period over period, which increased interest expense by $5.1 million over the prior year period. Also contributing to the net increase was $1.4 million of incremental interest expense for the financing obligation related to the Montana Facility and the Hollandia Facilities. We capitalized $9.5 million of interest during the nine months ended September 30, 2023. No interest was capitalized during the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At September 30, 2023, we had an accumulated deficit of $237.8 million and cash and cash equivalents and restricted cash of $18.3 million.

Cargill Financial expects to provide us with $10 million of working capital subject to certain terms and conditions precedent. We anticipate closing this transaction in the fourth quarter of this year. We have also executed conditional commitment letters from a commercial finance lender for total potential financing of up to approximately $230 million at a floating interest rate of SOFR plus a margin of 345 basis points per annum (equivalent to approximately 8.8% as of the filing date of this 10-Q Report) in order to fund our 2024 greenfield build and facility expansions. We expect to execute definitive documents for such financings in the first quarter of 2024, subject to negotiation of final terms and underwriting commitments.

As of September 30, 2023, the principal amount due under our credit facilities with Cargill Financial totaled $258.6 million, none of which is classified as current. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the Facilities with Cargill Financial. Cash expenditures over the next 12 months are expected to include general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting and selling our products, such as the purchase of seeds, soil, nutrients and other growing supplies, shipping and fulfillment costs, and facility maintenance costs.

We believe that the additional $10 million of working capital cash from Cargill Financial, the $230 million from a commercial finance lender, our current cash position, cash generated from product sales, and anticipated cash interest payment deferrals under our credit facilities with Cargill Financial will be adequate to fund our planned operations over the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

We also believe additional cash can be secured through other debt or equity financings, if necessary. However, there can be no assurance that equity or debt financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A of the Company's most recent Annual Report on Form 10-K. Our failure to raise capital as and when needed could have significant negative consequences for its business, financial condition and results of consolidated operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 6, Debt, Cargill Financial may in its discretion provide advances under the Facilities of up to $280.0 million (plus interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of September 30, 2023, a total of $211.9 million and $46.7 million was outstanding on the Senior Facility and the Subordinated Facility, respectively. The Senior Facility and the Subordinated Facility are included in "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheets.

At September 30, 2023, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
Remainder of 2023	$—
2024	26,218
2025	51,696
2026	57,276
2027	57,276
Thereafter	240,519
Total	$432,985
_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.74% interest rate for the Senior Facility effective as of October 1, 2023.

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

The following table summarizes future aggregate financing obligation payments by fiscal year for both the Hollandia Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2023	$1,204
2024	4,893
2025	5,024
2026	5,158
2027	5,297
Thereafter	126,971
Total financing obligation payments	148,547

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(25,991)	$(36,877)
Net cash used in investing activities	(117,241)	(157,228)
Net cash provided by financing activities	136,632	117,009
Cash and cash equivalents and restricted cash at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash at end of period	$18,338	$23,981

Net Cash Used In Operating Activities

Net cash used in operating activities of $26.0 million for the nine months ended September 30, 2023 was driven by a net loss of $58.5 million. The net loss included a non-cash gain in fair value of warrant liability of $16.9 million. These amounts were partially offset by non-cash activities of $13.7 million in stock-based compensation expense, net of amounts capitalized, $15.8 million of paid-in-kind interest, $5.2 million in depreciation expense, $5.0 million in amortization expense, $5.2 million in amortization of debt issuance costs, and $2.7 million net increase of cash from changes in assets and liabilities.

Net cash used in operating activities of $36.9 million for the nine months ended September 30, 2022 was driven by a net loss of $84.5 million, partially offset by non-cash activities of $33.6 million in stock-based compensation expense, $2.8 million in amortization of debt issuance costs, $3.5 million in depreciation expense, $3.4 million in amortization expense, and $3.5 million net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $117.2 million for the nine months ended September 30, 2023, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net cash used in investing activities was $157.2 million for the nine months ended September 30, 2022, due primarily to the acquisitions in the prior year, including the Pete's Acquisition for net cash outlay of $90.6 million and a property acquisition for net cash outlay of $25.8 million. Additional cash used in investing activities related to $40.9 million of purchases of equipment and other items for the Washington, Georgia, and Montana facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $136.6 million for the nine months ended September 30, 2023, comprised of $101.9 million of proceeds from the issuance of debt and $35.0 million of proceeds from the sale and leaseback transaction with STORE for the Hollandia Facilities. See Note 7, Financing Obligation, in Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail on the sale and leaseback transaction.

Net cash provided by financing activities was $117.0 million for the nine months ended September 30, 2022, due primarily to $119.4 million of proceeds from the issuance of debt with Cargill Financial. This was partially offset by the payment of debt issuance costs of $2.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and Current Report on Form 8-K filed on October 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

Share Repurchase Program

On October 29, 2023, the Company's Board of Directors authorized a new common stock repurchase program that will allow the Company to repurchase up to $1.0 million shares of the Company's common stock. This new program commences immediately. Under the new repurchase program, the Company may purchase shares of common stock from time to time through a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, privately negotiated transactions and/or any other available methods in accordance with Securities and Exchange Commission and other applicable legal requirements. The repurchase program will remain in effect until the amount authorized has been fully repurchased or until the Company suspends or terminates the program with an outside date of March 31, 2024.

Cargill Financial Limited Consent and Limited Covenant Waiver

On October 31, 2023, the Company, along with certain subsidiaries of the Company, entered into the Limited Consent to Specified Share Repurchase Program and Limited Covenant Waiver with Cargill Financial pursuant to which Cargill Financial (1) granted an exception under Section 6.5 of the Amended Credit Agreements with respect to a share repurchase program in an aggregate amount not to exceed $1,000,000, among other conditions, and (2) waived the financial covenant set forth in Section 6.8(g) of the Amended Credit Agreements for the calendar quarter ended September 30, 2023.

Delisting of Publicly Traded Warrants

On October 17, 2023, the Company received notice from the NYSE that the NYSE had halted trading in the Company's publicly traded warrants. The trading halt of the warrants on the NYSE was due to the low trading price of the warrants.

On October 18, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation has determined to commence proceedings to delist the warrants and that the warrants are no longer suitable for listing based on "abnormally low" price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. To effect the delisting, the NYSE will apply to the Securities and Exchange Commission to delist the warrants upon completion of applicable procedures. The Company does not intend to appeal the NYSE's determination.

Trading in the Company's common stock is unaffected and continues to be traded and listed on the NYSE under the ticker symbol "LOCL."

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).
_____________________

**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Anna Fabrega
Name: Anna Fabrega
Title: Chief Executive Officer
Date: November 14, 2023
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: November 14, 2023
(Principal Financial and Accounting Officer)