Form 10-K
period 2023-12-31
Local Bounti Corporation/DE
filed 2024-03-28
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.4 million as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Local Bounti Corporation's common stock was 8,437,542 at March 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 13, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Local Bounti's ability to compete successfully in the highly competitive markets in which it operates;
•Local Bounti's ability to defend itself against intellectual property infringement claims;
•Local Bounti's ability to effectively integrate the acquired operations of any CEA or similar operations which it acquires into its existing operations;
•changes in consumer preferences, perception, and spending habits in the food industry;
•the risk that seasonality may adversely impact Local Bounti’s results of operations;
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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused today on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology® to give our greens exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, consistent, and delicious products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. The Montana Facility is currently used for commercial production, as well as research-and-development activities. We expect to transition in 2024 the majority of our Montana Facility from its current focus on research and development to a commercially oriented facility that is growing produce for sale to customers. This transition will follow the capacity enhancements brought about by the completion of our Georgia facility and the commencement of operations at both Texas and Washington and is expected to help drive us toward our goal of achieving positive adjusted EBITDA in early 2025.

On April 4, 2022, Local Bounti acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operate under the name Pete's ("Pete's"). Through the Pete's Acquisition, we significantly increased our growing footprint, now operating three additional greenhouse growing facilities, including two in California and one in Georgia, the latter of which became operational in July 2022 and was further expanded in 2023. In early 2024, we will complete construction on two new facilities in Texas and Washington, bringing our total facility count to six.

We now have distribution to over 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Today, our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We have been able to expand distribution of our market-leading Grab & Go Salad Kits and are set to expand our baby leaf portfolio by introducing several high-velocity offerings including spinach, arugula, 50/50 blend and power greens by the third quarter of 2024

Local Bounti's founders are Craig M. Hurlbert and Travis M. Joyner, business partners with a track record of building and managing capital-intensive, commodity-based businesses in energy, water, and industrial technology. After initially setting out to invest in a CEA business, Craig and Travis could not find a suitable existing business or technology in which to invest. Instead, they took a clean sheet approach and began to build a business with long-term CEA leadership in mind and a focus on unit economics and sustainability. With this background, we created our high-yield and low-cost Stack & Flow Technology®. Local Bounti plans to install its patented Stack & Flow Technology® at its California facilities, combining the best aspects of vertical farming and greenhouse growing technologies to deliver higher yields of diverse leafy greens with superior unit economics.
Business Summary
Our differentiation is rooted in our focus on unit economics, and is compounded by our modular and locally distributed facility strategy, brand and product diversity, and a strong focus on sustainability.

Our focus on unit economics defines our execution strategy, which underpins our value proposition and enhances value for all stakeholders as depicted in the diagram below.

Our hybrid facility design is at the core of our focus on unit economics and serves as a platform intended to grow margins through investment in technology and yield improvement. In our facility configuration, we grow plants during their early development period "stacked" in a space and energy efficient vertical nursery. This configuration reduces facility square footage and increases returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment greenhouses, where young plants accelerate growth when exposed to a specified set of conditions involving natural light, temperature, humidity, carbon dioxide, nutrients, pH balance, and other key elements. With this approach, we believe that once Stack & Flow Technology® is fully commissioned at a facility, the facility will yield 1.5 to 2.0 times more produce than traditional CEA greenhouse farms. This is evidenced in our Georgia facility, whereupon the commissioning of our Stack & Flow Technology®, we doubled run-rate production.

We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to leverage our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally and sustainably grown produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we plan to update facilities using our Stack & Flow Technology®. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.

Local Bounti products are currently sold at more than 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Our stock keeping unit (“SKU”) assortment at the end of 2023 includes 27

SKUs across living and loose leaf lettuce, organic and conventional, cress and value add product lines. In the future, we seek to co-locate with nationally recognized distributors to leverage their existing networks and thereby further decrease the carbon footprint of duplicative distribution, and we are currently evaluating the implementation of this strategy through our existing distribution network.

We expect to continue to target new SKUs that incorporate spinach and arugula, which continue to grow in popularity in American households. We have been able to expand distribution of our market-leading Grab & Go Salad Kits and are set to expand our baby leaf portfolio by introducing several high-velocity offerings including spinach, arugula, 50/50 blend and power greens by the third quarter of 2024. We believe the power of our brand and the quality of our products allow customers and consumers to associate Local Bounti produce with freshness and sustainability, and choose our products to enhance their diets while safeguarding the environment. Paired with our geographically distributed production, we believe that our branding and SKU diversity will allow us to capture greater market share with customers and consumers who seek a diversity of leafy green produce and are oriented to locally produced, sustainable food.
Sustainability is at the core of our business focus, and our business prioritizes 12 of the 17 United Nations ("U.N.") Sustainable Development Goals. Our farming practices use 90% less land and water than traditional farming, and our usage of pesticides and herbicides is significantly lower as compared to field grown lettuce. Compared to field-grown loose leaf lettuce, our lettuce and herbs contain 10 to 1,000 times less bacteria than conventional farming, leading to a longer shelf life, which greatly reduces waste for both customers and consumers. Our local production facilities enable lower greenhouse gas emissions associated with transportation and provide greater access to fresh produce. We believe that our production methods also yield significantly greater worker welfare compared to traditional farming methods due to the type of farming inherent with the use of CEA technology (i.e., indoors). This is also central to our commitment to grow our people, which is as critical to us as growing our produce.
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

Demand for fresh and local produce. We believe consumers are increasingly drawn to local and sustainably grown food due to the freshness of the product, the taste, and a sense of supporting the local economy and environment. However, weather and geography limit the ability for traditional agriculture methods to provide most geographies with sufficient locally grown food year-round, or at all. For example, the majority of leafy vegetables grown in the United States are sourced from Salinas Valley in northern California and Yuma County in southwest Arizona, which is hundreds (often thousands) of miles from where much of this food is ultimately consumed.

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

On a more global basis, CEA addresses 12 of the 17 total U.N. Sustainable Development Goals, including:

U.N. Sustainable Development Goal	CEA Benefit

2) Zero Hunger	The flexibility of Local Bounti's locations enables access to fresh, local food

6) Clean Water and Sanitation	Drastic reduction in water usage in Local Bounti facilities conserves resources and controls all aspects of water withdrawal, consumption, and discharge

7) Affordable and Clean Energy	Local Bounti facilities can be designed to be energy-efficient and sited with near renewable energy supply in the community and/or on-site, as well as take advantage of natural sunlight

8) Decent Work and Economic Growth	Local Bounti provides full time, full year, indoor jobs versus outdoor and seasonal labor in traditional agriculture

9) Industry, Innovation and Infrastructure	Local Bounti spurs investment in sustainable and innovative infrastructure and technology, and provides jobs for local communities

11) Sustainable Cities and Communities	Local Bounti locates facilities in and near urban environments, increasing jobs, taxes, and investment in cities

12) Responsible Consumption and Production	Due to reduction in transportation distance and controlled growing conditions, Local Bounti increases product shelf life and reduces food waste throughout the agricultural supply chain, as well as uses less land and fertilizer to grow more

13) Climate Action	Distributed, regional production potential of Local Bounti drastically reduces emissions from food supply chain transportation

14) Life Below Water	Local Bounti controls all aspects of water withdrawal, consumption, and discharge and is actively working cross industry to increase recycling and the use of recycled content to reduce pollution

15) Life on Land	Local Bounti utilizes 90% less land and locates facilities in areas identified by local communities that have been used previously for industrial or agricultural functions, reducing the impact on wildlife and the environment

16) Peace Justice and Strong Institutions	Local Bounti's company policies and values include anti-discrimination, human rights, and anti-bribery commitments

17) Partnerships for the Goals	Local Bounti participates in the UN Global Compact and is a member of the GRI Community and International Fresh Produce Association ("IFPA")

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

Local Bounti Facility Locations

WA
OR
CA
ID
NV
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
DC
MD
PA
NJ
NY
CT
MA
VT
NH
ME

Controlled Environment Agriculture "CEA" Is Disrupting Conventional Agriculture

Key Advantages to CEA

- Lower Residue Pesticides / Herbicides
- Up to 90% Reduction in Land Usage
- Waste Reduction with Shelf Life of Up to 5 Weeks
- Year-Round Production
- 10x-1,000x Less Bacteria, Leading to Less Spoilage
- Up to 90% Reduction in Water Usage
- Consistent Yield and Supply to Retailers
- Improved Worker Welfare
- Lower Greenhouse Gas Emissions During Transit
- Shorter Transit Time to Retailer
- More Cost-Competitive than Traditional Agriculture
- Improved Taste, Texture and Flavor

Our Solution

We believe Local Bounti is positioned as a disruptor to loose leaf lettuce, living lettuce and other produce production by changing the way food is grown by focusing on driving profitable unit economics and capitalizing on our patented Stack & Flow Technology®.

Our approach combines the features that we found most attractive from vertical farming and traditional CEA greenhouse growing to grow plants during their early development in our "stack" phase. This reduces facility square footage, drives capital expenditure and operating expenditure efficiency, increases the annual turns of the farm, and ultimately leads to increased returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment greenhouses, where young plant growth is accelerated when exposed to a specified set of conditions, including natural light, temperature, humidity, carbon dioxide, nutrients, pH balance and other key variables.

Environment Control Variables
We believe that we are well-positioned to redefine environmental, social and governance ("ESG") standards for indoor agriculture while delivering the freshest and highest quality produce to local communities with minimal carbon footprint. The key components to Local Bounti's strategy are set forth below.

Unit economics focus with technology-driven approach. Local Bounti utilizes its proprietary Stack & Flow Technology®, which combines the best of vertical and greenhouse growing technologies, enabling superior unit economics and efficiencies across the production cycle. Plants spend early development in a stacked nursery design, reducing facility square footage. When the plants reach targeted maturity, they are transported to CEA greenhouses, which are arranged on horizontal planes with natural sunlight and other controlled environmental variables, resulting in optimal growth conditions specified for each type of plant as well as space and energy efficiency. With less land requirement and fewer days in the greenhouse, our technology enables lower capital expenditure, lower operating expenses, higher labor efficiency and higher yield, and retrofit potential that others lack compared to results published by greenhouse farms and other CEA operations.

Modular and distributed production. Local Bounti uses a modular building system, which reduces time and cost of construction. Facilities are designed for automation and efficiency without being capital intensive. Pre-engineered, off-the-shelf construction and in-house developed technologies are used, which help to lower risks of execution for building and commissioning new production facilities (or updating existing facilities). For pre-existing facilities like those acquired with the Pete's Acquisition, we expect to update facilities using our Stack & Flow Technology®. Our approach is to build geographically distributed production so we can provide customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. The Montana Facility was built in 2019 and reached full commercial operation by the second half of 2020. The Montana Facility underwent an expansion, which was completed in the third quarter of 2021 and was fully commissioned in the fourth quarter of 2021. Our Georgia facility was acquired as part of the Pete's Acquisition during its first phase of construction. The first phase of this facility became operational in July 2022 and was further expanded in 2023. During the fourth quarter of 2023, we also implemented our patented Stack & Flow Technology® at the Georgia facility, which doubled run-rate production.

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

Branded product with SKU diversity. Local Bounti products are currently sold at more than 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. We believe that customers and consumers will associate our brand with high quality, locally grown produce with better taste, freshness, and significantly longer shelf life. Our modular, distributed model and Stack & Flow Technology® allows for high SKU diversity. At the end of 2023, Local Bounti offered 27 SKUs across living and loose leaf lettuce, organic and conventional, cress and value add product lines, and intends to continue to expand its SKUs to meet customer demand. We believe that SKU diversity in these markets will allow us to capture more in-store real estate and will result in consumer loyalty across multiple regional markets.
Select Local Bounti Product Offerings

Large and Growing Product Portfolio

local bounti

13,000+ RETAIL DOORS

- ✓ Sustainably-grown
- ✓ Delicious
- ✓ Longer-lasting
- ✓ Chef-inspired
- ✓ Diverse
- ✓ Local

PETE'S LIVING
WONDER CRESS
BUTTER LETTUCE
SPRING MIX
ORGANIC WONDER CRESS
local bounti SPRING MIX
local bounti ROMAINE CRISP
local bounti RED & GREEN BLEND
local bounti CRISPY GREEN LEAF
local bounti BUTTER LETTUCE

OUR BRAND PROMISE

NON-GMO

GREENHOUSE PROTECTED

SUSTAINABLY GROWN

GROWN WITH SUNLIGHT

WEEKS OF FRESHNESS

Montana Facility. Our Montana Facility was built in 2019 and reached commercial operations in the second half of 2020. The Montana Facility incorporates our patented Stack & Flow Technology®, including five operational greenhouses, a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. By leveraging our flexible modular approach, we completed an increase to the capacity of the Montana Facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021, which is now operational, and was fully commissioned in the fourth quarter of 2021. We expect to transition in 2024 the majority of our Montana Facility from its current focus on research and development to a commercially oriented facility that is growing produce for sale to customers. This transition will follow the capacity enhancements brought about by the completion of our Georgia facility and the commencement of operations at both Texas and Washington and is expected to help drive us toward our goal of achieving positive adjusted EBITDA in early 2025.
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
Georgia Facility. Our Georgia Facility began operations in mid-2022. The facility sits on 30.4 acres of land and initially included 3 acres under glass with 14 lines of channel growing systems, which have been expanded with an additional 3 acres under glass with 14 lines during 2023 including our patented Stack & Flow Technology®. The facility also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. The Georgia site is laid out for potential future expansion.
Development Pipeline. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. We are currently building two new facilities in Mount Pleasant, Texas and Pasco, Washington that will both be completed in the first quarter of 2024. The Texas facility will be comprised of six acres of greenhouse and multiple stack zones. The Washington facility will be comprised of three acres of greenhouse and multiple stack zones.
Grown with Fewer Pesticides and Herbicides. Local Bounti produce is grown with significantly less pesticides and herbicides than traditional field-grown produce, is non-GMO, and is certified with Harmonized Good Agricultural Practices under a Global Food Safety Initiative ("GFSI") benchmarked program.
Cargill Relationship. We have entered into credit agreements with Cargill Financial, as described in Note 8, Debt, of the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K

Our Competitive Strengths
We believe the following competitive strengths will enable us to capitalize on the expanding opportunity for CEA and locally grown produce.

Ability to drive production yield and lower costs. We design and build our facilities by focusing on driving profitable unit economics and capitalizing on our patented Stack & Flow Technology®. We are developing a centralized monitoring system which collects, organizes and analyzes data from distributed facilities. Our sophisticated data analytics enable us to continually improve the operations of our facilities and to centrally control key variables such as temperature, humidity, carbon dioxide, light, nutrients and pH balances. We have also implemented additional innovations that shorten growing cycles, improve production yield and lower costs, such as optimizing plant density to increase greenhouse production capacity. We have further identified a clear roadmap for margin expansion and product diversification with significant visibility into reduced labor cost opportunities and improved profitability.
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

Highly scalable turnkey platform. Local Bounti's facilities are designed to use pre-engineered, pre-fabricated and standardized components to enable efficient expansion with low execution risk or added costs. Our facilities have been purposely designed for rapid expansion, allowing us to potentially build and commission a facility within 15 months of land acquisition. For pre-existing facilities like those acquired with the Pete's Acquisition, we expect to update facilities using our patented Stack & Flow Technology®, which would then benefit from the same baseline platform.
Experienced management team. We have an experienced and passionate management team with deep industry knowledge and a diverse set of core competencies. Our leadership team has diverse operational and brand building experience at Pete's, Plenty, Earthbound Farms, Jacks Links, and other established brands. Our CEO, Craig M. Hurlbert, has a track record of building successful businesses through his former roles, including as CEO and Chairman of TAS Energy. Our Chief Technology Officer, Travis M. Joyner, has a long career in venture capital and management consulting. Our CFO, Kathleen Valiasek, has extensive experience as a public company CFO, most recently at Amyris.

Growth Strategies
We intend to leverage our competitive strengths to continue to optimize our production and distribution to meet the rising demand for our products through the growth strategies set forth below.
Continue to improve unit economics through technology focus and design improvements. CEA is an emerging industry that is continually benefiting from technological advancement and development. We intend to continue to optimize our facilities through design and materials improvements and by leveraging computer vision, artificial intelligence and robotics to optimize energy and labor usage. We also believe we can continue to drive profitability with identified opportunities to reduce input costs and with an increasingly efficient cost structure as we gain economies of scale.

Scale our platform by adding additional capacity and new facilities near our customers. We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known product demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we expect to update facilities using our patented Stack & Flow Technology®. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.
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
Expand our product line. Utilizing our advanced design and technology features, including strategic partitioning and environment control technology, we intend to leverage our proven ability to efficiently accommodate greater product diversity at our facilities. We believe our differentiated hybrid technology will yield greater product diversity over a reduced footprint. At the end of 2023, we offered 27 SKUs across living and loose-leaf lettuce, under both organic and conventional growing methods. In addition, we also added multiple value add product lines to our SKU assortment, including two chef-inspired grab-and-go salad kits. We expect to continue to target new SKUs that incorporate spinach and arugula, which continue to grow in popularity in American households. We have been able to expand distribution of our market-leading Grab & Go Salad Kits and are set to expand our baby leaf portfolio by introducing several high-velocity offerings including spinach, arugula, 50/50 blend and power greens by the third quarter of 2024.
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

ESG and Sustainability

Conventional agriculture faces challenges due to climate change, population growth, and geopolitical shifts. Events like the COVID-19 pandemic, the war in Ukraine and the conflict in Israel and the Gaza Strip, coupled with escalating costs in traditional agriculture, strain global food supply systems. This necessitates a shift toward sustainability in agriculture practices to meet growing demands for cleaner, healthier produce. We believe growing healthy vegetables is good business, and our growing technology delivers clean produce with safer growing methods, which we believe benefits all stakeholders and differentiates us from traditional agriculture. We expect that consumer demand for clean, nutritious, locally grown, and high-quality products will increase over time.

Our compact, efficient, and local farms provide fresh produce with minimum transportation distances. Combined with our advanced technologies and the location of our facilities in proximity to retail partner distribution centers and communities with available supporting resources such as adequate water and renewable energy, we believe Local Bounti has the potential to be among the most sustainable produce suppliers in the nation.

Our sustainability program is foundational to our business. Through our sustainability program, we monitor ESG metrics, including human capital elements. We continue to enhance the sustainability of our daily practices, reduce our GHG emissions, and provide an exceptional working environment for our employees across our operations. As a signatory of the United Nations ("UN") Global Compact on human rights, labor, environment and anti-corruption, we embrace the UN Global Compact's Ten Principles as part of the strategy, culture and daily operations of our company. We actively engage with our stakeholders, internally and externally, to encourage input on the materiality of various ESG issues to Local Bounti and incorporate input into our strategic planning and sustainability reporting. We disclose our impacts in our annual sustainability reports (using the Global Reporting Initiative ("GRI") and Sustainability Accounting Standards Board ("SASB") frameworks) and other disclosures including Carbon Disclosure Project ("CDP") and the UN Global Compact.

Our annual sustainability reporting and key metrics are aligned with the priorities we have set on human capital, professional development, health & safety, and ethics. We report on human capital metrics, including gender balance, racial and ethnic diversity in our workforce, employee engagement and professional development. We have supplier programs that integrate and emphasize sustainability in the procurement of goods and services. We have reported annually on GHG emissions since our first full year of commercial production. More information on our key sustainability programs, goals, commitments, and metrics can be found in our most recent sustainability report, which is available on our website. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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
•Climate Protection: We are committed to being carbon neutral by 2050.
•Sustainable Packaging: We are committed to using an average of 30% recycled content or responsibly sourced biobased content in consumer-facing packaging by the end of 2025.
•Sustainable Sourcing: Our Board has approved a Supplier Code of Conduct, which address the standards of business conduct we expect from our suppliers.

The value of local CEA facilities extends beyond our environmental goals. The short transport distances to our customers reduce food miles and transportation emissions. Delivering fresher and higher quality product reduces food waste in the supply chain and lowers consumer food waste. Additionally, we use significantly less pesticides, and currently use recycled polyethylene terephthalate ("rPET") for some of our packaging.

Social – Employees: Being local and producing year-round not only allows for competitive produce prices and the opportunity for more consumers to access high quality produce, but it also allows our facilities to offer full time, indoor jobs to members of the community, potentially offsetting the seasonal work offered by more traditional agriculture businesses. We strive to hire locally and promote employees internally by investing in internal and community training programs. All full time Local Bounti employees receive benefits within their first month of work. To keep up with the evolving market, we survey all employees throughout the year regarding various aspects of their employment experience.

Social – Community: We prioritize communities where our facilities are located and as a corporation are and will continue donating produce to our communities. These investments are supported by large on-going local purchases and significant employment. We will continue to consider opportunities for community engagement in future site selection process as well.

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

In 2023, the Company conducted a climate change scenario based approach to its work to identify and assess climate-related risks and opportunities. A series of conversations across all aspects of the business occurred as the Company identified short-term (0-24 months), Medium Term (2-10 years), and Long Term (10+ years) impacts that have a substantive financial or strategic impact on the business. Five primary climate-related issues have been identified, as described below:

•Weather: Local Bounti sees the increase in more extreme weather patterns as primarily an opportunity as field-based leafy production becomes less dependable. The Company has seen early indications of increasing demand from customers for our products, as they provide a more consistent supply and quality despite weather variations. The Company expects this opportunity to expand as extreme weather patterns increase in the medium term.

•Utility Systems: We would expect to be impacted by any price increases, supply constraints, and evolving complexities in utility systems. In the short term (0-24 months), water shortages and energy price fluctuations are forecasted.

In the past five years, the western half of the United States has experienced water shortages that are increasing in severity. This has led to restricted usage, increased regulation, rising costs, and other restrictive measures as local jurisdictions work to manage the shortages. In the short-term future, Local Bounti anticipates these water shortages will continue. With over 90% of U.S. leafy greens grown in California and Arizona, demand for alternative production of year-round leafy greens is expected to rise. Local Bounti employs techniques that allow for a 90% reduction in water usage compared to field-based production. Local Bounti also maintains facilities geographically located across the U.S., allowing for potential flexibility in production as water shortage challenges increase. To stay ahead of evolving water conservation measures, the Company is actively investigating additional water-saving measures while conducting ongoing water use monitoring.

Local Bounti has experienced electricity and gas price fluctuations. The Company has a diversified energy portfolio and plans to continue developing redundancies at operational locations to help mitigate the impacts of price increases.

•Supply Chain: The Company relies on suppliers for key elements of operations and could be negatively impacted by any disruptions in the supply chain due to climate-related issues. The Company is actively working to mitigate this risk by ensuring adequate supply is on hand. Additionally, the Company strives to have multiple suppliers for key elements of operations to provide flexibility if there is a disruption. As a further fortification, the Company has an ongoing work stream to explore variations of key inputs to allow for operational and production adjustments in the event of a source material disruption.

•Workforce: Local Bounti has several business practices in place that are designed to allow it to adapt to changing workforce dynamics. These include offering its employees year-round, full-time employment with benefits working in an indoor environment and competitive, living wage career opportunities. In addition, the Company has ongoing investments in automation and technologies that are designed to increase production capacity at our facilities. While population shifts and community health evolve, the Company is well-positioned to respond within existing systems and expand on continuity planning and community investment activities.

•Regulatory: In the United States and globally, there is a growing amount of regulatory action in response to climate change. Recently, we have seen increased regulation relating to climate-smart investments and sustainability disclosures. When Local Bounti builds new facilities, it explores climate-smart programs that could be appropriate for the business. In addition, Local Bounti references independent international standards when developing sustainability disclosures. The Company expects that, while increased regulation may require increasing investments in these areas, funding to support the adaptation of these efforts may also increase.

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
We potentially compete with traditional greenhouse producers, as well as CEA companies using high technology greenhouses such as AppHarvest, Bright Farms, and Revol Greens. We also potentially compete against vertical farming operators, including AeroFarms, Bowery Farming, Gotham Greens, Little Leaf Farms, and Plenty.

We believe that our patented Stack & Flow Technology®, modular and distributed approach, and local branded product diversity provide competitive advantages over our peers as the mainstream facility formats in CEA present a challenging trade-off between yield and operating/capital costs. Each method, independently, brings key challenges, including (a) inability to maximize revenue without consistent yield; (b) poor profitability with high costs; (c) limited retail relationships and lack of product diversity; and (d) inability to scale quickly and effectively. Local Bounti leverages a hybrid of vertical and greenhouse growing formats, which efficiently unites the best aspects of both technologies, resulting in increased volumes and year-round production. In addition, this model results in 1.5 to 2.0 times the yield of comparable greenhouse farms.
Government Regulation

Local Bounti is subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the United States Food and Drug Administration ("FDA"), Federal Trade Commission ("FTC"), Environmental Protection Agency ("EPA"), Occupational Safety and Health Administration ("OSHA") and USDA. These laws and regulations apply to the production, packaging, distribution, sale, marketing, labeling, quality, safety and transportation of our products, as well as occupational safety and health practices.

Among other things, the facilities in which our products are grown and packed must comply with regulatory requirements including the FDA’s Standards for the Growing, Harvesting, Packing and Holding of Produce for Human Consumption. Local Bounti may be required to register with the FDA, depending on specific processing operations, in which case Local Bounti would have to comply with Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food, as applicable. Our facilities must comply with FDA and USDA labeling and marketing requirements and could be subject to the Organic Food Production Act, among other laws and regulations implemented by the FDA, the USDA, and other regulators. Certain regulations under the FDA’s Food Safety Modernization Act are still being developed and implemented, including recently adopted product traceability requirements for various products including leafy greens. The FDA and USDA generally have the authority to inspect our facilities and require that certain information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that Local Bounti's marketing and advertising be truthful, non-misleading, not deceptive to consumers and not otherwise an unfair means of competition. Local Bounti is also restricted by the FDA and USDA from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless Local Bounti satisfies certain regulatory requirements.

Local Bounti is subject to state and local food safety regulation, including registration and licensing requirements for our facilities, enforcement of standards for our products and facilities by state and local health agencies and regulation of our trade practices in connection with selling our products.

Local Bounti is subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection, water usage and discharge, water conservation and worker health and safety matters.

Trademarks and Other Intellectual Property

Local Bounti owns patents, trademarks and other proprietary rights that are important to our business, including our principal trademarks for "Local Bounti" and "Stack & Flow Technology." As appropriate, our trademarks are registered with the United States Patent and Trademark Office ("USPTO") and select trademarks have been extended to multiple international markets. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to customers and shoppers. In February 2023, the USPTO granted a patent covering our Stack & Flow Technology. Local Bounti has several additional patents submitted to the USPTO relating to its operations and technology. We believe the protection of our patents, trademarks, copyrights and domain names are important to our success and we intend to aggressively protect our intellectual property rights.

Employees and Human Capital Resources

As of December 31, 2023, we had 301 full-time employees. This includes 186 non-exempt and 115 exempt employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We believe that our employee relations are good.

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

Executive Officers

Below is biographical information about our executive officers:

Name	Age	Position
Craig M. Hurlbert	61	Chief Executive Officer and Director
Travis M. Joyner	41	Chief Technology Officer and Director
Kathleen Valiasek	60	Chief Financial Officer
Margaret McCandless	51	General Counsel and Corporate Secretary

Craig M. Hurlbert. Mr. Hurlbert has served as our Chief Executive Officer since December 2023 and as a member of our Board since November 2021. He previously served as our Senior Vice President of Strategy from June 2023 to December 2023 and our Co-Chief Executive Officer from November 2021 to June 2023. Mr. Hurlbert co-founded Local Bounti in August 2018. Mr. Hurlbert also co-founded BrightMark Partners, LLC, a growth equity and management firm providing capital and resources to venture, growth phase and middle-market businesses, and served as a Managing Partner from January 2014 to March 2021. Previously, Mr. Hurlbert served in various leadership roles at TAS Energy, a leading provider of high efficiency and modular cooling and energy systems for the data center, commercial, industrial, and power generation markets, including President, Chief Executive Officer, and Chairman of the Board. Mr. Hurlbert also held leadership roles at General Electric Company (NYSE: GE) and North American Energy Services. Mr. Hurlbert is currently the Chairman of the Board at Clearas Water Recovery, a company utilizing patented, sustainable, and proprietary technology to solve high nutrient wastewater challenges in the municipal and industrial water markets. Mr. Hurlbert earned his B.S. in Finance from San Diego State University and his M.B.A. from California State University-Long Beach.

Travis M. Joyner. Mr. Joyner has served as our Chief Technology Officer since June 2023 and has served as a member of our Board since November 2021. He previously served as our Co-Chief Executive Officer from November 2021 to June 2023. Mr. Joyner co-founded Local Bounti in August 2018. Mr. Joyner also co-founded BrightMark Partners, LLC, a growth equity and management firm providing capital and resources to venture, growth phase and middle-market businesses, and served as a Managing Partner from January 2014 to March 2021. At BrightMark Partners, LLC, Mr. Joyner was an active director for many portfolio companies, driving with growth plan execution, building core business infrastructure, and leading many successful debt and equity transactions. His areas of expertise include quantitative analysis, corporate strategy, technology development, market analysis, organizational design structure, market strategy, branding, and capital campaigns. Mr. Joyner earned a Ph.D. from the University of Kansas, where his graduate focus was market research and statistics, a Certificate of Finance from the Wharton School at the University of Pennsylvania, a J.D. from the University of Montana, and his B.A. from the University of North Carolina-Chapel Hill, graduating with distinction.
Kathleen Valiasek. Ms. Valiasek has served as our Chief Financial Officer since April 2021. Previously, Ms. Valiasek served as Chief Financial Officer from January 2017 to June 2019 and Chief Business Officer from June 2019 to March 2021 at Amyris, a science and technology leader in the research, development and production of sustainable ingredients for the clean health and beauty and flavors and fragrances markets. Prior to Amyris, Ms. Valiasek served as Chief Executive Officer of Lenox Group, Inc., a finance and strategic consulting firm she founded in 1994, and, in this capacity, she worked closely with the senior management teams of fast-growing companies including start-ups, venture-backed, and Fortune 500 companies such as Albertsons, CVS, Gap, Kaiser Permanente, and Softbank. At Lenox Group, Ms. Valiasek was typically engaged for critical roles on multi-year assignments including M&A transactions, debt and equity financings, IPOs, and spin-offs. Ms. Valiasek holds a B.B.A. from the University of Massachusetts at Amherst.
Margaret McCandless. Ms. McCandless has served as our General Counsel since February 2022 and our Corporate Secretary since March 2022. Before joining Local Bounti, Ms. McCandless was Chief Compliance Officer, Assistant General Counsel, and Corporate Secretary of Royal Gold, Inc. (Nasdaq: RGLD), a precious metals streaming and royalty company, from January 2020 to January 2022. Previously, she served as Vice President, General Counsel, and Secretary from January 2015 to December 2019 and Assistant General Counsel and Assistant Secretary from January 2012 to January 2015 of Intrepid Potash, Inc. (NYSE: IPI), a potash and specialty plant-nutrient company. From 2004 through 2011, Ms. McCandless served as Associate General Counsel – Securities, Disclosure, and Corporate Governance for CenturyLink, Inc. (NYSE: CTL) and Qwest Communications International Inc. (NYSE: Q). Prior to joining Qwest, Ms. McCandless was an associate at the law firms of Hogan Lovells LLP and Cooley LLP. Ms.

McCandless holds a J.D. from the University of Wisconsin Law School and a B.S. in Accounting from the University of Colorado at Boulder.
Board of Directors

Below is information about the members of our Board of Directors:

Name	Age	Position
Craig M. Hurlbert	61	Chief Executive Officer
Travis M. Joyner	41	Chief Technology Officer
Pamela Brewster	54	Principal at Orange Strategies LLC
Jennifer Carr-Smith	52	President of JCS Advisory Services, LLC
Edward C. Forst	63	Former Chairman and Partner of Lion Capital
Mark J. Nelson	55	Former Chief Financial Officer and Treasurer of Beyond Meat, Inc.
Matthew Nordby	44	Managing Partner of Flume Ventures

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

•Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern. If additional financing is available, financing terms may lead to significant dilution of our stockholders' equity.

•Local Bounti currently relies on a limited number of facilities for its operations.

•Local Bounti has been operating facilities at commercial capacity for less than four years, which makes it difficult to forecast future results of operations.

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

•There can be no assurance that future acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on Local Bounti's business, financial condition and results of operations.

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

•If Local Bounti fails to continue to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Local Bounti.

•Local Bounti's ability to use its net operating loss ("NOL") carryforwards to offset future taxable income may be subject to certain limitations.

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

•The loss of, or failure to achieve, any registered patent, trademark, or other intellectual property rights could enable other companies to compete more effectively with Local Bounti.

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

•Demand for lettuce, herbs, and other greens is subject to seasonal fluctuations and may adversely impact Local Bounti's results of operations in certain quarters.

•Our failure to meet the NYSE's continued listing requirements could result in the suspension of trading of our common stock and a subsequent delisting of our common stock.

•Public health crises could have an adverse effect on Local Bounti's business, operating results and cash flows.

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

Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern. If additional financing is available, financing terms may lead to significant dilution of our stockholders’ equity.

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

Local Bounti expects that its existing cash and credit available under its loan agreements will be sufficient to fund its planned operating expenses, capital expenditure requirements and any debt service payments through at least the next 12 months. This estimate does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions, notwithstanding the fact that we did not have any direct exposure to the events described below. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”), took control and was appointed receiver of Silicon Valley Bank (“SVB”). Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

In early 2024, Local Bounti will complete construction on two new facilities in Texas and Washington, bringing its total facility count to six. Adverse changes or developments affecting Local Bounti's facilities could impair Local Bounti's ability to produce its products. Any shutdown or period of reduced production, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond Local Bounti's control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt Local Bounti's ability to grow and deliver its produce in a timely manner, meet its contractual obligations and operate its business. Local Bounti's greenhouse equipment is costly to replace or repair, and its equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors. If any material amount of Local Bounti's machinery were damaged, Local Bounti would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect Local Bounti's business, financial condition and results of operations.

Local Bounti has been operating facilities at commercial capacity for less than four years, which makes it difficult to forecast future results of operations.

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

The build-out of new facilities and retrofitting of acquired facilities will require significant expenditures for capital improvements and operating expenses and may be subject to delays in construction and unexpected costs due to governmental approvals and permitting requirements, reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices.

Local Bounti's build out of new or expanded CEA facilities will be dependent on a number of key inputs and their related costs including materials such as steel, concrete, glass, electrical and mechanical components, and other supplies, as well as electricity and other local utilities. Local Bounti intends to use substantial pre-engineered, pre-fabricated, and standardized components when building our modular facilities. We have developed key partnerships with agricultural and equipment vendors for construction of future CEA facilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact Local Bounti's business, financial condition and operating results. Moreover, volatile economic conditions may make it more likely that our suppliers and manufacturers may be unable to deliver supplies on time or at all, and there is no guarantee that we will be able to locate alternative suppliers of comparable quality on time and at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to pandemics or other public health crises, the conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip, and limit our ability to procure timely delivery of supplies or finished goods and services. At times, we rely on local contractors for the building of our CEA facilities, which could make us susceptible to local economic risks. If Local Bounti or its contractors encounter unexpected costs, delays or other problems in building any CEA facility, Local Bounti's financial position and ability to execute on its growth strategy could be negatively affected. Any inability to secure required materials and services to build out such facility, or to do so on appropriate terms, could have a materially adverse impact on Local Bounti's business, financial condition and operating results. Local Bounti may also face unexpected delays in obtaining the required governmental permits and approvals in connection with the build-out of its planned facilities which could require significant time and financial resources and delay its ability to operate these facilities.

The costs to procure such materials and services to build new or expanded facilities may fluctuate widely based on the impact of numerous factors beyond Local Bounti's control including, international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods. For example, COVID-19 and its variants in the past impacted worldwide economic activity. Constrained access to materials and services required for Local Bounti to construct and commission new facilities could lead to increased costs or delays that could materially and adversely affect Local Bounti's business.

Global demand on shipping and transport services may cause Local Bounti to experience delays in the future, which could impact Local Bounti's ability to obtain materials or build its facilities in a timely manner. These factors could otherwise disrupt Local Bounti's operations and could negatively impact its business, financial condition and results of operations. Logistical problems, unexpected costs, and delays in facility construction, which cannot be directly controlled by Local Bounti, can cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect Local Bounti's facility building schedule, and more generally its business, financial condition, results of operations and prospects. If Local Bounti experiences significant unexpected delays in construction, it may have to delay or limit its production depending on the timing and extent of the delays, which could harm Local Bounti's business, financial condition and results of operation.

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

If Local Bounti is unable to attain reliable performance of its facilities, there could be severe adverse impact on its business. Local Bounti faces risks including, but not limited to, the following:

•Production Scale. In early 2024, we will complete construction on two new facilities in Texas and Washington, bringing our total facility count to six. The new and acquired facilities are much larger than our initial Montana Facility. Local Bounti may encounter unexpected challenges as it operates larger facilities, which could cause it to be unable to operate larger facilities reliably. The inability to operate larger facilities would have a material negative impact on Local Bounti's business and financial condition.

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

In addition, Local Bounti may experience unexpected delays in building its facilities for a variety of reasons, including limited labor due to any pandemics or other public health crises or other factors, unexpected construction problems or supply chain disruptions, all of which could harm Local Bounti's business, financial condition and results of operation.

There can be no assurance that future acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on Local Bounti's business, financial condition and results of operations.

Local Bounti at times has acquisitions and investments with third parties that its management believes will complement or augment Local Bounti's existing business. Local Bounti's ability to complete acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions, including the Pete's Acquisition, could present unforeseen integration obstacles or costs, may not enhance its business, and/or may involve risks that could adversely affect Local Bounti, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions. Acquisitions, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that Local Bounti's acquisitions, investments or expansion of scope of existing relationships will achieve the expected benefits to its business. Any of the foregoing could have material adverse effects on Local Bounti's business, financial condition and results of operations.

Local Bounti may acquire additional greenhouses or other indoor farming operations, which may divert our management's attention and result in additional dilution to our stockholders. We may be unable to integrate additional acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of greenhouses or other indoor farming operations, and other assets in the future. We also may enter into relationships with other businesses to expand our business.

Acquisitions, including the Pete's Acquisition, or business relationships may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, distribution channels, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their facilities are not easily adapted to work with our technology, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers' experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Local Bounti's operations require significant labor, and the growing season for indoor farming is year-round. There is competition for skilled agricultural labor and even if Local Bounti is able to identify, hire and train its labor force, there is no guarantee that Local Bounti will be able to retain these employees. Any shortage of labor or lack of regular availability could restrict Local Bounti's ability to operate its facilities profitably, or at all.

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

Local Bounti strives to deliver the freshest, locally grown produce. Local Bounti relies on its people, their experience, and their relationships. Any failure to preserve Local Bounti's culture or any loss of focus on the Company's mission could negatively affect its ability to retain and recruit personnel, which is critical to growth and pursuit of its strategic goals. As Local Bounti continues to grow, it may find it difficult to maintain important values. If Local Bounti fails to maintain its company culture or mission, its business and competitive position may be harmed.

Local Bounti may be unable to successfully execute on its growth strategy.

Local Bounti may not be successful in implementing its growth strategy, which includes the development of new commercial facilities and the expansion of its product lines and technological capabilities.

New Facilities Expansion. The Company's strategy to develop new and expanded CEA facilities has required and will continue to require substantial time and resources. Local Bounti expects to make significant investments to identify attractive markets, select and control sites, perform engineering design and local permitting, and construct and commission new facilities.

These facilities require sizeable, useable space for agricultural production, including site-specific requirements such as sufficient access to, reliability of, and cost of utilities and other infrastructure; the ability to obtain the appropriate permits and approvals; adequate local labor availability; road access for input supply and distribution of output for sale; and other requirements.

Local Bounti depends on third party contractors to help build its facilities. If Local Bounti does not effectively manage these projects and relationships, new facilities may not be completed on schedule or within allocated budgets. These delays and increased costs could adversely affect Local Bounti's financial results.

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

Local Bounti's ability to compete successfully in new geographies depends on its ability to secure placement of its product with new customers, some of which the Company does not have existing relationships with today. Local Bounti's current strategy for new facility development depends on securing new customers such as food retailers and food service distributors. If Local Bounti does not secure placement of its product with customers that can be supplied from new or expanded facilities, its business, financial condition and results of operations could be adversely affected.

When entering new geographies or markets, Local Bounti may not attract consumers at the same rate, due to factors such as demographics, price, product selection, brand perception or awareness, or other reasons. If Local Bounti does not attract demand for its products in new markets, its business, financial condition and results of operations could be adversely affected.

Local Bounti's strategy for new facility development depends on operating facilities that are at significantly larger production scale than its initial facilities. Local Bounti may encounter unexpected challenges at larger facilities, which may be related to construction, engineering and design, operations and logistics, sales and marketing, ramp-up schedule to full capacity, or otherwise.

If Local Bounti is unable to develop and operate facilities at a larger scale than initial facilities, its business, financial condition and results of operations could be adversely affected.

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

If Local Bounti is unable to secure access to inputs on terms consistent with expected costs, there could be material adverse impact on Local Bounti's business. Local Bounti faces operational risks including, but not limited to:

•Utilities. Local Bounti is subject to market prices and may experience fluctuating, rising, or volatile energy costs which could negatively affect its business, financial condition, and results of operation. Utility costs may rise as utility companies shift away from natural gas to address climate-change concerns, among other reasons. Increasingly, federal, state, and local regulators, in particular in southern California where we have significant operations, are limiting the use of natural gas. This will require utility companies to invest significant amounts into transitioning their businesses and operations, which could result in increased costs to their customers, including us. Local Bounti may decide to enter into supply agreements to mitigate such risks, where such options are present on favorable terms, but there is no guarantee of cost to operate its facilities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. In the past, we have identified material weaknesses in our internal control over financial reporting. If we identify material weaknesses in the design or operating effectiveness of our internal control over financial reporting in the future, these weaknesses could result in material misstatements to our annual or interim Consolidated Financial Statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Local Bounti is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company's independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Local Bounti's financial reports, the market price of the common stock could be adversely affected and the Company could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Public health crises could have an adverse effect on Local Bounti's business, operating results and cash flows.

In connection with the COVID-19 pandemic, governments in the past implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies in the past have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions are reinstated due to a resurgence of COVID-19 or its variants or another public health crisis or additional prevention and mitigation measures are implemented in the future, there could be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect Local Bounti’s operations and demand for its products. The existence of a public health crises, such as a resurgence of COVID-19 or its variants, may result in a wide variety of impacts to Local Bounti, including market turmoil, labor shortages, supply or distribution disruptions, or lower or more volatile customer or consumer demand. Any of these impacts could negatively impact Local Bounti's business, financial condition, and cash flows.

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

Although Local Bounti has taken and continues to take precautions to guard against crop diseases and pests, these efforts may not be sufficient. In addition, diseases and pests can make their way into greenhouses from outside sources over which Local Bounti has limited or no control. Diseases and pests can be inadvertently brought in by employees, from seeds and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, Local Bounti will need to quickly identify the problem and take remedial action to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of Local Bounti's crop and result in substantial time and resources to resume operations. In addition, Local Bounti’s California facilities are only partially enclosed from the outside in certain places, meaning that they may be susceptible to risks associated with outside agriculture, such as weather, diseases, and pests. Crop losses because of these CEA and agricultural risks could negatively impact Local Bounti's business, prospects, financial condition, results of operations and cash flows.

Local Bounti may not be able to compete successfully in the highly competitive natural food market.

Local Bounti operates in the highly competitive natural foods environment. With the importing of crops rapidly increasing, Local Bounti's competition includes large-scale operations in Mexico, Canada and to a lesser extent the western United States. In this market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion, and nutritional or growing-condition claims.

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

Local Bounti's credit facilities with Cargill Financial are secured by all of the Company's and its subsidiaries' assets, including their intellectual property. Additionally, the definitive documentation for the credit facilities states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti's business, financial condition and results of operations. The pledge of these assets and other restrictions may also limit Local Bounti's flexibility in raising capital for other purposes. Because all of Local Bounti's assets are pledged under the credit facility, Local Bounti's ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti's financial flexibility. Further, there are numerous conditions precedent to drawing down amounts available under the credit facility, including that amounts remaining to be drawn are at Cargill Financial's discretion. If we are unable to meet these conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely affect our business and operations. Refer to Note 8, Debt, of the Consolidated Financial Statements for more information about the credit facility.

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

The loss of, or failure to achieve, any registered patent, trademark, or other intellectual property rights could enable other companies to compete more effectively with Local Bounti.

We own patents, trademarks and other proprietary rights that are important to our business. Our operations use intellectual property that is patented, and our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers. We believe that the protection of our patents, trademarks, copyrights and domain names is important to its success. Local Bounti has also invested a significant amount of money in establishing and promoting its trademarked brand. Since inception, we have filed several patents protecting various features of our growing technology, including a patent that has been issued for our Stack & Flow Technology®. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain its competitive position. We believe our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including patents, trademarks and copyrights.

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

Local Bounti uses computers, software and technology in substantially all aspects of its business operations. Local Bounti's employees also use mobile devices, social networking and other online activities to connect with other employees, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Local Bounti's business involves sensitive information and intellectual property, including know-how, private information about employees and financial and strategic information about the Company and its business partners. Additionally, the environmental controls systems (which control temperature, water, humidity and other systems) for our facilities could be subject to such cybersecurity risks and incursions, which could result in loss of entire crops in a short amount of time. The loss of crops as the result of such an incident would materially adversely affect our business, financial condition and results of operations.

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

•Consumer Preferences. Local Bounti's current products include loose leaf and living lettuce, herbs, and pre-packaged salads. There is no guarantee that these products will continue to be demanded by consumers, or that consumers will prefer the products produced by Local Bounti versus competitors. Consumer trends toward crops with lower yields or at lower price points may adversely affect Local Bounti's financial performance. If Local Bounti expands its product offerings to include other produce, it will similarly be impacted by consumer preferences for such products.

•Safety and Quality Concerns. Media coverage regarding the safety or quality of, or diet or health issues relating to, Local Bounti's products or the processes involved in their production, may damage consumer confidence in Local Bounti products. For example, manufacturers and regulatory authorities have issued recalls of loose leaf lettuce in the past due to issues such as salmonella contamination. Any widespread safety or quality issues of loose leaf lettuce or other fresh vegetables and herbs—even if not involving Local Bounti—could adversely affect consumer confidence in and demand for such loose leaf lettuce. Further, CEA is a relatively small, new industry, and a food safety incident involving an indoor farming producer other than Local Bounti, including direct competitors, may adversely affect consumer perception of or demand for Local Bounti's products.

•Consumer Income. A general decline in the consumption of Local Bounti products could occur at any time as a result of change in consumer spending habits, including an inability to purchase Local Bounti products due to financial hardship, increased price sensitivity, inflationary concerns, or other local or global economic issues.

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

Demand for lettuce, herbs, and other produce is subject to seasonal fluctuations and may adversely impact Local Bounti's results of operations in certain quarters.

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

Local Bounti's customers include retailers and food service distributors. A significant portion of our revenue comes from sales to a small number of top retail customers. Local Bounti believes sales to its top retailer customers will continue to constitute a significant portion of its revenue, income and cash flow for the foreseeable future. Local Bounti's inability to resolve a significant dispute with any of its top retail customers, a change in the business condition (financial or otherwise) of any of its top retail customers, even if unrelated to Local Bounti, a significant reduction in sales to any top retail customer, or the loss of any of top retail customer can adversely affect Local Bounti's business, financial condition or results of operations.

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

CEA is a relatively new industry lacking a deep body of specific regulations applicable to its operations. As the industry matures, Local Bounti may become subject to new regulations that may adversely affect its business.

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

There is uncertainty with respect to, among other things, legislation, regulation and government policy at the federal, state and local levels. Specific legislative and regulatory proposals discussed recently that may adversely impact Local Bounti include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs, travel restrictions, customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulations and antitrust enforcement. Any changes in the political issues and considerations may have a negative impact on Local Bounti's business, its financial condition and results of operations could be adversely affected.

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

Local Bounti's operations are subject to regulation by the USDA, the FDA and other federal, state and local regulation, and while Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti will be in compliance with all such regulations.

Local Bounti's operations are subject to extensive regulation by the USDA, the FDA and other federal, state and local authorities. Specifically, Local Bounti is subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the growing, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow and pack, food products comply with a range of requirements, including standards for the growing, harvesting, packing and holding of produce. Our facilities are subject to periodic inspection by federal, state and local authorities. If Local Bounti cannot successfully grow products that conform to its specifications and the strict regulatory requirements of the USDA, the FDA or other federal applicable regulations, Local Bounti may be subject to adverse inspectional findings or enforcement actions, which could materially impact Local Bounti's ability to market its products, or could result in a recall of Local Bounti products that have already been distributed. While Local Bounti intends to comply with all such applicable regulations, there is no assurance that Local Bounti will at all times be in compliance will all such regulations. If the USDA, the FDA (under the FSMA) or a comparable regulatory authority determines that Local Bounti has not complied with the applicable regulatory requirements, Local Bounti's business may be materially impacted.

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

The trading price of our common stock is often volatile and subject to wide fluctuations in response to various factors, some of which are beyond Local Bounti's control. These factors include:

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

Local Bounti is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Local Bounti's operations and customers are located throughout the United States, Local Bounti is subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Local Bounti and may have an adverse effect on its business and future profitability.

As a result of plans to expand Local Bounti's business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Local Bounti's after-tax profitability and financial results.

As Local Bounti's business expands domestically and possibly internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Local Bounti's future effective tax rates include, but are not limited to changes in tax laws or the regulatory environment, changes in accounting and tax standards or practices, changes in the composition of operating income by tax jurisdiction and pre-tax operating results of Local Bounti's business.

Additionally, Local Bounti may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Local Bounti's after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, changes in the valuation of deferred tax assets and liabilities, if any, the expected timing and amount of the release of any tax valuation allowances, the tax treatment of stock-based compensation, changes in the relative amount of earnings subject to tax in the various jurisdictions, the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, changes to existing intercompany structure (and any costs related thereto) and business operations, the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on Local Bounti's after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Local Bounti's intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Local Bounti does not prevail in any such disagreements, Local Bounti's profitability may be affected.

Local Bounti's after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Local Bounti's ability to use its NOL carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had approximately $382.9 million of federal and state NOL carryforwards available to reduce future taxable income. These NOL carryforwards can be indefinitely carried forward by the Company, but the deductibility of such NOLs and certain tax credits in any given year is usually limited and may be further limited by Section 382 of the Internal Revenue Code (the “Code”). In general, under Section 382, a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset future taxable income. During the year ended December 31, 2021, we may have experienced changes in our share ownership as a result of the merger of Legacy Local Bounti into Leo Holdings III Corp in November 2021, which may limit the future use of our NOLs pursuant to Section 382 of the Code. Also, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2023, even if we attain profitability, which could adversely affect our cash flows and results of operations.

One of Local Bounti's most significant assets is its direct and indirect interests in its subsidiaries and, accordingly, Local Bounti is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the common stock.

Local Bounti is a holding company and its most significant asset is its direct and indirect equity interests in its subsidiaries. Local Bounti has no independent means of generating revenue. To the extent Local Bounti's subsidiaries have available cash, Local Bounti will cause its subsidiaries to make distributions of cash to pay taxes, cover Local Bounti's corporate and other overhead expenses and pay dividends, if any, on the common stock. To the extent that Local Bounti needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Local Bounti or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Local Bounti's liquidity and financial condition could be materially adversely affected.

There is no guarantee that the 2021 warrants will be in the money at the time they become exercisable, and they may expire worthless.

The 2021 warrants were previously listed on the NYSE under the ticker symbol “LOCL WS”. The warrants were delisted from the NYSE in November 2023. The exercise price for our 2021 warrants is $149.50 per share of common stock. There is no guarantee that the 2021 warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.

We may amend the terms of the 2021 warrants in a manner that may be adverse to holders of 2021 warrants with the approval by the holders of at least 50% of the then-outstanding 2021 warrants. As a result, the exercise price of the 2021 warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a public warrant could be decreased, all without a holder's approval.

The 2021 warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The agreement provides that the terms of the 2021 warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding 2021 warrants to make any change that adversely affects the interests of the registered holders of 2021 warrants. Accordingly, we may amend the terms of the 2021 warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding 2021 warrants approve of such amendment. Although our ability to amend the terms of the 2021 warrants with the consent of at least 50% of the then-outstanding 2021 warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the 2021 warrants, convert the 2021 warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a public warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $234.00 per share (as adjusted for the Reverse Stock Split (as defined below)) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.

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

•could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our NOL carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect prevailing market prices for the common stock.

The issuance of additional shares of common stock upon exercise of our outstanding warrants issued in connection with credit agreements would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On March 28, 2023, we issued warrants to purchase 5,353,846 shares of our common stock (as adjusted for the Reverse Stock Split (as defined below)) in connection with the Sixth Amendment (as defined below). The exercise price of these warrants is $6.50 per share, which may not be exercised for Company common stock in excess of 4.99% (or up to 9.9% or 19.9% upon election by the holder, with 61 days’ notice of such increase) of the Company’s outstanding common stock at any given time. The Company also agreed to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying the warrants. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Our failure to meet the NYSE's continued listing requirements could result in the suspension of trading of our common stock and a subsequent delisting of our common stock.

Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards. If we are unable to meet the continued listing requirements of the NYSE, including, among other things, (i) the requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30-trading-day period and (ii) the requirement of maintaining an average market capitalization of not less than $50 million over a 30-trading-day period with, at the same time, stockholders’ equity not less than $50 million, we would fall below compliance standards and risk having our common stock delisted. In the event our stockholders’ equity is less than $50 million for a period and during such period our average market capitalization has been less than $50 million, we could receive a deficiency notice from the NYSE shortly after making an annual or quarterly filing. While the NYSE rules generally provide for a six-month period to return to compliance following delivery of a deficiency notice, including by taking an action that would require approval of our stockholders, there can be no assurances that we would be able to achieve compliance with the listing requirements during such period or at all.

In addition, in the event of an abnormally low share price of our common stock and/or we fail to maintain an average market capitalization of at least $15 million over a consecutive 30-trading-day period, we would be subject to immediate delisting under the NYSE’s rules without any opportunity to cure. While we would intend to appeal either decision, there is no assurance that any appeal would be successful.

Delisting from the NYSE would make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a NYSE market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from the NYSE could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by the NYSE, our common stock may be eligible to trade on an over-the-counter quotation system, such as the pink sheets or OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NYSE, would be eligible to be listed on another national securities exchange or quoted on an over-the-counter quotation system.

Additionally, in October 2023, we received written notice from the NYSE that the NYSE suspended trading in, and had determined to delist, our 2021 warrants from the NYSE. The delisting was a result of “abnormally low” price levels of the 2021 warrants pursuant to Section 802.01D of the NYSE Listed Company Manual. The delisting was effective as of November 13, 2023, and the 2021 warrants are no longer listed on the NYSE.

Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your shares of our common stock at a time and price that you deem appropriate. The majority of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act. We have also entered into a registration rights agreement with certain holders of our common stock under which we have granted certain registration rights with respect to certain shares and warrants held by these holders. We have also entered into a warrant agreement with Cargill Financial which grants Cargill Financial certain registration rights with respect to the shares underlying such warrants.

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

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 2, 2026, the fifth anniversary of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws; other litigation and legal risks; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage any material risks.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk management process. As part of our overall risk management process, our Vice President of Internal Audit collaborates with subject matter specialists throughout the Company, as necessary, to gather insights for identifying and assessing material risks throughout the Company, including cybersecurity threat risks.

In addition, we have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. We also have business processes to provide for the availability of critical data and systems, maintain regulatory compliance, identify and manage our risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents.

Our Cybersecurity Incident Response Plan ("IRP") coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to detect, analyze, validate, investigate contain, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our processes also address cybersecurity threat risks associated with third-party service providers that may have access to our data or systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations may affect the selection and oversight of our third-party service providers.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. The Audit Committee of our Board is responsible for the oversight of risks from cybersecurity threats. The Audit Committee regularly receives an overview from management of our cybersecurity activities. Material cybersecurity threat risks may also be considered during separate Board discussions of important matters such as enterprise risk management, budgeting, and other relevant matters.

Our processes around cybersecurity risk management and strategy are led by our Chief Information Officer ("CIO"), who reports directly to our Chief Executive Officer. Our CIO meets with the Audit Committee of our Board as part of the governance process described above. This individual has prior work experience in various roles involving managing information security and risk management, developing cybersecurity strategy, and implementing cybersecurity programs. The IT subject matter experts meet quarterly to review the cybersecurity framework provided by National Institute of Standards and Technology and evaluate current cybersecurity processes and procedures.

Item 2. Properties
Our principal executive offices are located in Hamilton, Montana. In addition, we have CEA facilities in Montana, Washington, California, Georgia, and Texas. The table below sets forth certain information regarding these properties as of December 31, 2023:

Facility Type/Use	Location	Owned/Leased*	Size (sq. ft.)
Montana Production Facility	Hamilton, MT	Leased	93,544
Vacant Land for Future Production Facility	Hamilton, MT	Owned	874,685
Carpinteria Production Facility	Carpinteria, CA	Leased	558,000
Oxnard Production Facility	Oxnard, CA	Leased	663,000
Georgia Production Facility	Byron, GA	Owned	347,269
Texas Production Facility	Mount Pleasant, TX	Owned	459,158
Washington Production Facility	Pasco, WA	Owned	244,101
Corporate Offices	Hamilton, MT	Leased	4,454
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
Our common stock is listed on the NYSE under the trading symbol of "LOCL."
Holders of Common Stock
As of December 31, 2023, there were 39 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to the requirements of applicable law and compliance with contractual restrictions or covenants in the agreements governing our current and future indebtedness. Any such determination will also depend on our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K.

Share Repurchase Program

On October 29, 2023, our Board of Directors authorized a new common stock repurchase program that allows us to repurchase up to $1.0 million in shares of our common stock. This new program commenced immediately. Under the repurchase program, we may purchase shares of common stock from time to time through a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, privately negotiated transactions and/or any other available methods in accordance with Securities and Exchange Commission and other applicable legal requirements. The repurchase program will remain in effect until the amount authorized has been fully repurchased or until we suspend or terminate the program with an outside date of December 31, 2024.

As of December 31, 2023, the approximate aggregate dollar value of shares that may yet be purchased under the repurchase program is $1.0 million. There were no repurchases made during the three months ended December 31, 2023.
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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused today on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology® to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, consistent, and delicious products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

Our first facility in Hamilton, Montana commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. The Montana Facility is currently used for commercial production, as well as research-and-development activities. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete's. Through the Pete's Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility became operational in July 2022 and was further expanded in 2023. In early 2024, we will complete construction on two new facilities in Texas and Washington, bringing our total facility count to six.

We now have distribution to over 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Today, our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We have been able to expand distribution of our market-leading Grab & Go Salad Kits and are set to expand our baby leaf portfolio by introducing several high-velocity offerings including spinach, arugula, 50/50 blend and power greens by the third quarter of 2024.

We intend to continue to increase our production capacity and expand our reach to new markets, new geographies, and new customers through the building of new facilities, the expansion of existing facilities, or the acquisition of existing greenhouse facilities, which we would evaluate to update with our Stack & Flow Technology®. We conduct an ongoing build-versus-buy analysis whenever we decide to build a new facility or acquire an existing facility. We also continue to explore expanding our product offerings to new varieties of fresh greens, herbs, berries, and other produce. Additionally, we evaluate commercial opportunities as part of these expansion efforts on an ongoing basis.

In October 2022, we signed a five-year offtake agreement with Sam's Club for our leafy greens production starting at our greenhouse facility in Georgia.

Commercial Facility Expansion Update

Byron, Georgia Facility Expands Throughput

In December 2023, we successfully doubled our run-rate production out of the Georgia facility due to our implementation of our Stack & Flow Technology® in the fourth quarter of 2023. Since then, we have experienced additional throughput in the facility as a result of ongoing yield increases that have increased production by an additional 50%, which equates to production that is approximately three-times that of a year ago. With the facility now fully scaled, we are focused on satisfying existing demand from retailers across the southeastern U.S.

Mount Pleasant, Texas & Pasco, Washington Facilities Complete, Commissioning Underway

We commenced operations and seeding at both our Texas and Washington facilities in late January and expect to begin shipping out of both facilities to customers in the second quarter of 2024. The Texas facility fortifies our distribution in markets across Texas, Oklahoma, Louisiana, Mississippi, Arkansas, Kansas, and Missouri. The Washington facility bolsters our distribution capabilities in the Pacific Northwest to serve our expanding retail customer base.

Intent to Expand Capacity at Existing Facilities in 2024

Plans are underway to build additional capacity across our network of facilities enabled with Stack & Flow Technology®. The locations and degree of expansion will be announced at a future date, but construction is currently anticipated to begin late in the second quarter of 2024. The planned expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors.

Next Facility to be Opened in the Midwest

We are planning our next high-tech Stack & Flow CEA facility to be built in the Midwestern U.S. The region is in close proximity to existing, customers' distribution networks and will support growing retail demand for our products and will improve service to retail partners throughout the Midwest and also provide improved access to the Northeast. We expect to name the future location following completion of negotiations and are targeting construction to begin in the third quarter of 2024. This future facility is expected to comprise a six acre greenhouse that is supported by multiple Stack zones.

Hamilton, Montana Facility to Transition from R&D to Commercial Production

We expect to transition in 2024 the majority of our Montana Facility from its current focus on research and development to a commercially oriented facility that is growing produce for sale to customers. This transition will follow the capacity enhancements brought about by the completion of our Georgia facility and the commencement of operations at both Texas and Washington and is expected to help drive us toward our goal of achieving positive adjusted EBITDA in early 2025.

Recent Developments

In the second quarter of 2024, we expect to close four previously disclosed Conditional Commitment Letters ("CCLs") from a commercial finance lender executed in the second half of 2023. Together, the CCLs provide for total financing of approximately $228 million to fund our 2024 facility expansions, our new greenfield facility in the Midwest, and to repay certain existing construction financing which will lower our cost of capital. The funding expected pursuant to the CCLs is subject to the completion of definitive documents and the satisfaction of customary closing conditions.

Factors Affecting Our Financial Condition and Results of Operations

We have expended, and we expect to continue to expend, substantial resources as we:

•complete construction and commissioning of new and expanded facilities;

•standardize operating and manufacturing processes across our facilities;

•identify and invest in future growth opportunities, including new product lines;

•invest in product innovation and development;

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses, including increased expenses associated with growing operations.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting estimates are more fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

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

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, budget-to-actual performance, and trends in market capitalization for us and our peers. As a result of this qualitative assessment in the fourth quarter of 2023, we determined that it was more likely than not that the fair value of our single reporting unit was less than its carrying value. Therefore, we performed a subsequent quantitative assessment. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, we determined that the carrying amount of our single reporting unit exceeded the fair value of the reporting unit, resulting in a goodwill impairment of $38.5 million for the year ended December 31, 2023. We did not record any impairment expense for the year ended December 31, 2022.

Derivatives

On March 28, 2023, Local Bounti Operating Company LLC, the Company and certain subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. In connection with the Sixth Amendment, we issued Cargill Financial 5.4 million warrants with a per share exercise price of $13.00 per share (both number of warrants and per share exercise price adjusted for the June 15, 2023 Reverse Stock Split (as defined in Note 12, Stockholders' Equity, to our Consolidated Financial Statements)) and a 5-year term that expires on March 28, 2028 (the "March 2023 Cargill Warrant"). On January 23, 2024, the Company entered into an amendment to amend the March 2023 Cargill Warrant. The amendment amended the exercise price of the March 2023 Cargill Warrant from $13.00 to $6.50 per share of common stock (refer to Note 18, Subsequent Events, of the Consolidated Financial Statements for more information about the amendment to the March 2023 Cargill Warrant).

Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the March 2023 Cargill Warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative warrant liability in the Consolidated Balance Sheet at December 31, 2023 in accordance with ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.

The initial $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount and a derivative liability in the "Warrant Liability" line item of the Consolidated Balance Sheets. The change in fair value of the warrant is remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Consolidated Statements of Operations.

We utilize a Black-Scholes option pricing model ("Black-Scholes model") to estimate the fair value of the March 2023 Cargill Warrant at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. As a result of the unobservable inputs that were used to determine the expected volatility of the March 2023 Cargill Warrant, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy.

Results of Operations

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Sales	$27,557	$19,474	8,083	42%
Cost of goods sold(1)(2)(3)	25,341	17,259	8,082	47%
Gross profit	2,216	2,215	1	—%
Operating expenses:
Research and development(2)(3)	16,086	14,059	2,027	14%
Selling, general and administrative(2)(3)	64,559	82,682	(18,123)	(22)%
Goodwill impairment	38,481	—	38,481	100%
Total operating expenses	119,126	96,741	22,385	23%
Loss from operations	(116,910)	(94,526)	(22,384)	24%
Other income (expense):
Change in fair value of warrant liability	18,483	—	18,483	100%
Interest expense, net	(25,745)	(16,734)	(9,011)	54%
Other income	157	189	(32)	(17)%
Net loss	$(124,015)	$(111,071)	(12,944)	12%

(1) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with the Pete's Acquisition as follows:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$—	$1,042	(1,042)	(100)%
Total business combination fair value basis adjustment to inventory	$—	$1,042	(1,042)	(100)%

(2) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$123	$104	19	18%
Research and development	1,464	2,057	(593)	(29)%
Selling, general and administrative	14,687	37,005	(22,318)	(60)%
Total stock-based compensation expense, net of amounts capitalized	$16,274	$39,166	(22,892)	(58)%

(3) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$3,513	$2,957	556	19%
Research and development	2,505	1,304	1,201	92%
Selling, general and administrative	7,114	6,166	948	15%
Total depreciation and amortization	$13,132	$10,427	2,705	26%

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our facilities. In response to realized cost inflation, we have implemented contractually allowable price increases which we anticipate to benefit from in future years.

Sales increased by $8.1 million to $27.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was due primarily to a full 12 months of revenue in 2023 from the Pete's Acquisition at the beginning of April 2022 and, to a lesser extent, due to an increase in sales from our Georgia and Montana facilities.

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

Cost of goods sold increased by $8.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, due primarily to the Pete's Acquisition at the beginning of April 2022 and also due to increased production volume related to facility expansions driven by increased demand for our products and an increase in the cost of labor, utilities, and production supplies. We experienced an increase of $0.7 million related to utilities price spikes in California and inclement weather-related costs that impacted yields at our California facilities during the first and second quarter of 2023. We expect these incremental costs to decrease and trend closer to historical levels over the coming quarters. We also experienced an overall increase in the cost of labor, utilities, and production supplies in 2023 as compared to 2022 related to inflationary pressures in the U.S. economy throughout 2023.

Research and Development

Research and development expenses consist primarily of costs related to research and development of our production, harvesting, and post-harvest packaging methods, techniques, and processes, as well as production surplus costs related to the development and testing of our production processes. Our research and development efforts are focused on the development of our processes utilizing our facilities, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including spinach, arugula, and berries. We focus our research and development efforts in areas we believe will generate future revenue and grow our intellectual property portfolio across process improvements, genetics, computer, vision, artificial intelligence, and process controls. We expect that as our facilities continue to scale that research and development expenses will decrease significantly in 2024 and beyond as a result of the establishment of our growing process. The majority of research and development is performed at the Montana Facility. We expect to transition in 2024 the majority of our Montana Facility from its current focus on research and development to a commercially oriented facility that is growing produce for sale to customers. This transition will follow the capacity enhancements brought about by the completion of our Georgia facility and the commencement of operations at both Texas and Washington and is expected to help drive us toward our goal of achieving positive adjusted EBITDA in early 2025.

Research and development costs increased by $2.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was due to increased investment in personnel, materials, supplies, and facility capacity usage for research and development purposes as we continue to expand our product offering and refine our growing process. We also incurred costs for research and development of our production, harvesting, and post-harvest packaging methods, techniques, and processes, as well as production surplus costs related to the development and testing of our production processes.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, human resources and sales and marketing teams, expenses for third-party professional services, Pete's Acquisition related integration costs, insurance, marketing, advertising, computer hardware and software, and amortization of intangible assets, among others. We expect selling, general, and administrative expenses to decrease significantly in 2024 due primarily to expected salary cost savings of approximately $5.0 million on an annualized basis as a result of our recent actions to streamline our organizational structure.

Selling, general, and administrative expenses decreased by $18.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by a $22.3 million decrease in stock-based compensation and a $4.0 million decrease in transaction costs due primarily to the Pete's Acquisition in the prior year. Stock-based compensation decreased due to significantly higher fair value awards issued in prior periods becoming fully vested prior to the end of the current period.

The overall decrease in selling, general and administrative expenses was partially offset by an increase of $2.2 million in loss on disposals charges for construction-in-progress assets, an increase of $1.7 million in professional, legal, accounting, and consulting fees, an increase of $0.9 million in amortization of intangible assets acquired as part of the Pete's Acquisition, and an increase of $2.0 million in salaries, wages, and benefits due to increased headcount from Company growth and the Pete's Acquisition.

Goodwill Impairment

During the year ended December 31, 2023, we recognized a goodwill impairment of $38.5 million. There was no goodwill impairment recognized during the year ended December 31, 2022. See "Critical Accounting Estimates" above for more information about our goodwill impairment assessment.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The decrease in fair value of the warrant liability is primarily due to the significant decrease in our closing stock price at December 31, 2023 compared to the closing stock price on the warrant issuance date. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans with Cargill Financial and also interest recognized per the terms of our financing obligation related to the Montana Facility and the California Facilities. We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets.

Interest expense, net increased by $9.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase is primarily due to an increase in the principal amount outstanding on the Senior Facility as well as a variable rate increase on the Senior Facility period over period, which increased interest expense by $8.0 million over the prior year period. Also contributing to the net increase was $2.3 million of incremental interest expense for the financing obligations related to the Montana Facility and the California Facilities. This increase was partially offset by a decrease of $0.7 million of debt extinguishment expense from the prior year. During the 12 months ended December 31, 2023 and 2022, we capitalized $14.9 million and $1.7 million of interest, respectively.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At December 31, 2023, we had an accumulated deficit of $303.3 million and cash and cash equivalents and restricted cash of $16.9 million.

As of December 31, 2023, the principal amount due under our credit facilities with Cargill Financial totaled $317.5 million, none of which is classified as current. We also had accrued interest of $9.8 million as of December 31, 2023. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the Facilities (as defined below) with Cargill Financial. Cash expenditures over the next 12 months are expected to include general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting and selling our products, such as the purchase of seeds, soil, nutrients and other growing supplies, shipping and fulfillment costs, and facility maintenance costs.

We believe that the additional $15.0 million of working capital made available in March 2024 by Cargill Financial, our current cash position, cash generated from product sales, and cash interest payment deferrals under our credit facilities with Cargill Financial will be adequate to fund our planned operations over the next 12 months.

We also believe additional cash can be secured through other debt, equity financings, or sale leaseback financing, if necessary. However, there can be no assurance that equity or debt financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, Risk Factors. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 8, Debt, of the Consolidated Financial Statements, Cargill Financial may in its discretion provide advances under the Facilities of up to $280.0 million (plus interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of December 31, 2023, a total of $48.1 million and $269.4 million was outstanding on the Subordinated Facility and the Senior Facility, respectively. The Subordinated Facility and the Senior Facility are included in "Long-term debt" on the Consolidated Balance Sheet.

At December 31, 2023, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
2024	$32,521
2025	67,176
2026	75,114
2027	75,114
2028	283,945
Total	$533,870

_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.86% interest rate for the Senior Facility effective as of January 1, 2024. The 2024 amount reflects the capitalization of the January 2, 2024, and April 1, 2024 quarterly interest payments into the Cargill principal balances as provided under the Seventh and Eighth Amendments of the Original Credit Agreements described in Note 8, Debt, and Note 18, Subsequent Events.

Financing Obligations

We have two financing obligations related to failed sale leaseback transactions for the California Facilities and the Montana Facility (see Note 9, Financing Obligations, to the Consolidated Financial Statements for additional detail on these transactions).

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
2024	$4,893
2025	5,024
2026	5,158
2027	5,296
2028	5,439
Thereafter	121,533
Total financing obligation payments	147,343

Share Repurchase Program

On October 29, 2023, our Board of Directors authorized a new common stock repurchase program that allows us to repurchase up to $1.0 million in shares of our common stock. This new program commenced immediately. Under the repurchase program, we may purchase shares of common stock from time to time through a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, privately negotiated transactions and/or any other available methods in accordance with Securities and Exchange Commission and other applicable legal requirements. The repurchase program will remain in effect until the amount authorized has been fully repurchased or until we suspend or terminate the program with an outside date of December 31, 2024.

As of December 31, 2023, the approximate aggregate dollar value of shares that may yet be purchased under the repurchase program is $1.0 million. There were no repurchases made during the three months ended December 31, 2023.

Cash Flow Analysis

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Year Ended December 31,
	(in thousands)
	2023	2022
Net cash used in operating activities	$(33,157)	$(48,808)
Net cash used in investing activities	(162,265)	(172,385)
Net cash provided by financing activities	187,379	145,054
Cash and cash equivalents and restricted cash at beginning of year	24,938	101,077
Cash and cash equivalents and restricted cash at end of year	$16,895	$24,938

Net Cash Used In Operating Activities

Net cash used in operating activities was $33.2 million for the year ended December 31, 2023, primarily due to a net loss of $124.0 million, which included a non-cash gain of $18.5 million related to change in fair value of warrant liability. This was partially offset by non-cash activities of $38.5 million in goodwill impairment, $24.0 million in paid-in-kind interest, $16.3 million in stock-based compensation expense, net of amounts capitalized, $7.3 million in amortization of debt issuance costs, $7.2 million in depreciation expense, $5.9 million in amortization expense, $4.7 million in loss on disposal of property and equipment, and a $5.1 million net increase of cash from changes in assets and liabilities.

Net cash used in operating activities was $48.8 million for the year ended December 31, 2022 due to a net loss of $111.1 million, partially offset by non-cash activities of $39.2 million in stock-based compensation expense, net of amounts capitalized, $5.4 million in depreciation expense, $5.0 million in amortization expense, $3.0 million in amortization of debt issuance costs, $2.6 million in loss on disposal of property and equipment, and $5.4 million net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $162.3 million for the year ended December 31, 2023, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net cash used in investing activities was $172.4 million for the year ended December 31, 2022, due primarily to the acquisitions described in Note 3, Acquisitions, including the Pete's Acquisition for net cash outlay of $90.6 million and the Property Acquisition (as defined below) for net cash outlay of $25.8 million. Additional cash used in investing activities related to $56.0 million of purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $187.4 million for the year ended December 31, 2023, comprised of $152.6 million of proceeds from the issuance of debt and $35.0 million of proceeds from the sale and leaseback transaction for the California Facilities. See Note 9, Financing Obligations, in Notes to the Consolidated Financial Statements for additional detail on the sale and leaseback transaction.

Net cash provided by financing activities was $145.1 million for the year ended December 31, 2022, representing $124.6 million in proceeds from the issuance of debt and $23.3 million in proceeds from Private Placement financing (refer to Note 12, Stockholders' Equity, of the Consolidated Financial Statements for more information about the Private Placement), which was partially offset by $2.3 million payment of debt issuance costs.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Local Bounti Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

March 28, 2024

PCAOB ID Number 100

LOCAL BOUNTI CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$10,326	$13,666
Restricted cash	6,569	11,272
Accounts receivable, net	3,078	2,691
Inventory, net	4,210	3,594
Prepaid expenses and other current assets	2,805	2,881
Total current assets	26,988	34,104
Property and equipment, net	313,166	157,844
Operating lease right-of-use assets	172	137
Goodwill	—	38,481
Intangible assets, net	41,353	47,273
Other assets	73	901
Total assets	$381,752	$278,740

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,640	$13,757
Accrued liabilities	17,204	9,426
Operating lease liabilities	97	84
Total current liabilities	31,941	23,267
Long-term debt, net of debt issuance costs	277,985	119,814
Financing obligation	49,225	14,139
Operating lease liabilities, noncurrent	114	187
Warrant liability	7,214	—
Total liabilities	366,479	157,407

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 8,311,229 and 7,976,980 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively(1)	1	1
Additional paid-in capital	318,600	300,645
Accumulated deficit	(303,328)	(179,313)
Total stockholders' equity	15,273	121,333
Total liabilities and stockholders' equity	$381,752	$278,740

(1) Prior comparative period share amounts issued and outstanding have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split (as defined below). See Note 12, Stockholders' Equity, for additional detail.

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Sales	$27,557	$19,474
Cost of goods sold(2)(3)(4)	25,341	17,259
Gross profit	2,216	2,215
Operating expenses:
Research and development(3)(4)	16,086	14,059
Selling, general and administrative(3)(4)	64,559	82,682
Goodwill impairment	38,481	—
Total operating expenses	119,126	96,741
Loss from operations	(116,910)	(94,526)
Other income (expense):
Change in fair value of warrant liability	18,483	—
Interest expense, net	(25,745)	(16,734)
Other income	157	189
Net loss	$(124,015)	$(111,071)

Net loss applicable to common stockholders per basic common share:
Basic and diluted(1)	$(15.61)	$(16.57)
Weighted average common shares outstanding:
Basic and diluted(1)	7,943,874	6,701,126

(1) Prior comparative period share and per share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split (as defined below). See Note 12, Stockholders' Equity, for additional detail.
.

(2) Amounts include the impact for non-cash increase in cost of goods sold attributable to the fair value basis adjustment to inventory in connection with the Pete's Acquisition (as defined below) as follows:

	Year Ended December 31,
	2023	2022
Cost of goods sold	$—	$1,042
Total business combination fair value basis adjustment to inventory	$—	$1,042

(3) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2023	2022
Cost of goods sold	$123	$104
Research and development	1,464	2,057
Selling, general and administrative	14,687	37,005
Total stock-based compensation expense, net of amounts capitalized	$16,274	$39,166

(4) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2023	2022
Cost of goods sold	$3,513	$2,957
Research and development	2,505	1,304
Selling, general and administrative	7,114	6,166
Total depreciation and amortization	$13,132	$10,427
See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Voting Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	6,641,914	$1	$169,925	$(68,242)	$101,684
Issuance of common stock for business combination	434,969	—	50,948	—	50,948
Issuance of common stock for debt modification	148,687	—	17,416	—	17,416
Issuance of common stock for PIPE Financing, net of issuance costs $553,287	716,923	—	22,746	—	22,746
Issuance of common stock upon exercise of warrants	1	—	—	—	—
Vesting of restricted stock units, net	34,478	—	—	—	—
Stock-based compensation	—	—	39,610	—	39,610
Net loss	—	—	—	(111,071)	(111,071)
Balance, December 31, 2022	7,976,972	$1	$300,645	$(179,313)	$121,333
Cash paid for fractional shares from the Reverse Stock Split	(552)	—	(3)	—	(3)
Vesting of restricted stock units, net	334,809	—	—	—	—
Stock-based compensation	—	—	17,958	—	17,958
Net loss	—	—	—	(124,015)	(124,015)
Balance, December 31, 2023	8,311,229	$1	$318,600	$(303,328)	$15,273

(1) Share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split (as defined below). See Note 12, Stockholders' Equity, for additional detail.

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(124,015)	$(111,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,212	5,400
Amortization	5,920	5,027
Stock-based compensation expense, net of amounts capitalized	16,274	39,166
Allowance for credit losses	5	114
Inventory allowance	62	596
Loss on disposal of property and equipment	4,709	2,568
Gain related to change in fair value of warrant liability	(18,483)	—
Paid-in-kind interest	23,977	—
Loss on debt extinguishment	—	735
Amortization of debt issuance costs	7,283	2,988
Interest on financing obligation	313	231
Goodwill impairment	38,481	—
Changes in operating assets and liabilities:
Accounts receivable	(392)	(643)
Inventory	(678)	(88)
Prepaid expenses and other current assets	776	1,397
Other assets	(48)	2,328
Accounts payable	(66)	2,116
Operating lease liabilities	(96)	151
Accrued liabilities	5,609	177
Net cash used in operating activities	(33,157)	(48,808)

Investing Activities:
Purchases of property and equipment	(162,265)	(56,020)
Asset acquisition	—	(25,813)
Business combination, net of cash acquired	—	(90,552)
Net cash used in investing activities	(162,265)	(172,385)

Financing Activities:
Proceeds from financing obligation	35,000	—
Proceeds from Private Placement financing	—	23,300
Transaction costs paid in connection with financing activities	—	(553)
Proceeds from issuance of debt	152,608	124,649
Payment of debt modification or issuance costs	(226)	(2,342)
Fractional shares paid in cash pursuant to Reverse Stock Split	(3)	—
Net cash provided by financing activities	187,379	145,054
Net decrease in cash and cash equivalents and restricted cash	(8,043)	(76,139)
Cash and cash equivalents and restricted cash at beginning of period	24,938	101,077
Cash and cash equivalents and restricted cash at end of period	$16,895	$24,938

Reconciliation of cash, cash equivalents, and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$10,326	$13,666
Restricted cash	6,569	11,272
Total cash and cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$16,895	$24,938

Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest capitalized	$4,039	$10,743

Non-cash activities:
Warrants issued in connection with debt modification	$25,697	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,118	$825
Non-cash equity settlement on employee receivable	$176	$17,416
Stock-based compensation capitalized to property and equipment, net	$1,860	$444
Interest capitalized to property and equipment, net	$14,873	$1,695
Issuance of common stock for business combination	$—	$50,948
Non-cash financing obligation activity	$—	$840
Right-of-use asset obtained in exchange for operating lease liability	$—	$388
Reduction of right of use asset and associated lease liability due to lease cancellation	$—	$203

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown living lettuce, herbs, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements herein.

Liquidity and Going Concern

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. When substantial doubt exists under this methodology, the Company's management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of its plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

The Company's expectation of generating operating losses and negative operating cash flows in the future, and the need for additional funding to support the Company's planned operations initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales, as well as the $15.0 million of working capital and cash interest payment deferrals under its credit facilities with Cargill Financial as disclosed in Note 18, Subsequent Events, are sufficient to fund the Company's operations for a period of a least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of instruments issued for stock-based compensation, the March 2023 Cargill Warrant liability, inventory valuation reserve, valuation of acquired intangibles and goodwill in business combinations, impairment analysis for goodwill and other intangible assets, and income taxes, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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
Restricted Cash
Restricted cash is restricted through legal contracts or regulations. As described in more detail below, and using terms defined, in Note 9, Financing Obligations, as part of the April 2023 California Facilities Lease transaction, Hollandia delivered to the lessor a letter of credit in an amount equal to $6.5 million as security for the full and faithful performance by Hollandia of the terms, provisions, covenants and conditions of the California Facilities Lease. In the event of default under the California Facilities Lease, the lessor would have the right to draw on the letter of credit to satisfy any monetary obligations under the California Facilities Lease. The letter of credit will be released after five years, contingent on achieving certain financial metrics as specified in the California Facilities Lease. The $6.5 million for the letter of credit is included in "Restricted cash" on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable includes billed receivables and is presented net of an allowance for credit losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. The allowance for doubtful accounts was $0.1 million and $0.1 million at December 31, 2023 and 2022, respectively.

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

Debt Issuance Costs
Debt issuance costs are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method. Debt issuance costs related to debt instruments are presented on the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability.

Inventory
Inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Inventory write-downs are recorded for shrinkage, damaged, stale and slow-moving items.
The assessment of recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for produce may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than the Company’s projections. If actual demand is lower than originally projected, additional inventory write-downs may be required.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its economic life are charged to expense as incurred.

Assets to be disposed of are reported as assets held for sale at the lower of the carrying amount or the asset's fair value less cost to sell and depreciation is ceased. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received. During the year ended December 31, 2023, the Company recognized $4.7 million on loss on disposals, primarily related to construction-in-progress assets related to certain growing technology equipment that will not be utilized in the Company's current facilities under construction or future construction projects, following the Company’s assessment of recent growing process advancements and alignment of its technology across its facilities. Loss on disposals are included in "Selling, general and administrative” on the Consolidated Statements of Operations.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Class	Estimated Useful Life
Greenhouse facility	30 years
Production Equipment	5 to 15 years
Office Equipment	3 years
Leasehold Improvements	Shorter of lease term or useful life of asset

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
During the years ended December 31, 2023 and 2022, the Company capitalized interest expense of $14.9 million and $1.2 million, respectively.

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
The Company's impairment tests are based on a single reporting unit structure. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Based on the 2023 annual impairment test, the Company determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and recorded a goodwill impairment of $38.5 million for the year ended December 31, 2023. See Note 6, Goodwill & Intangible Assets, for more information.

Impairment of Long-Lived Assets
The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company did not recognize any impairment of intangible assets and other long-lived assets for the years ended December 31, 2023 and 2022.
Leases

The Company determines if an arrangement contains a lease at inception of a contract, and leases are classified at commencement as either operating or finance leases. For operating leases, the Company recognizes a right-of-use ("ROU") asset and a lease liability on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments arising from the lease.

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

Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments to the lessor such as maintenance, utilities, insurance, and real estate taxes are expensed as incurred. For further discussion, see Note 10, Leases.

Revenue Recognition
The Company’s principal business is the production and sale of sustainably grown fresh greens through CEA facilities. Revenue is recognized at a point in time when control of the product is transferred or passed to the customer in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Control over the product generally passes to the customer based upon applicable shipping terms, which typically occurs when products leave the Company’s facilities with the first transportation carrier. Customer contracts do not include more than one performance obligation. Product prices are based on agreed upon rates with customers and do not include financing components or noncash consideration.

Customer contracts do not include more than one performance obligation. Product prices are based on agreed upon rates with customers and do not include a financing component or noncash consideration. Also, the Company’s customer contracts do not include variable consideration and product sales are recorded net of discounts, returns and promotional allowances. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for discounts, returns and promotional allowances were not material at December 31, 2023 and 2022.

The Company’s product sales do not typically include return rights, but the Company may offer in certain cases an assurance-type warranty to refund or replace the product if it does not meet quality specifications and such nonconformity is communicated to the Company within a set number of days of shipment. Refunds are recognized as a reduction of revenue based on a historical rate of experience when the product sale is consummated. Also, an estimate of the cost to replace a returned product is based on a historical rate of experience and recognized as a liability and related expense when the product sale is consummated. Product returns have not been material to date.

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

Research and Development

Research and development expenses consist primarily of compensation to employees engaged in research and development activities, which include salaries, benefits, and stock-based compensation, overhead (including depreciation, utilities and other related allocated expenses), and supplies and services related to the development and testing of the Company's growing processes. Research and development efforts are focused on the development of the Company's processes utilizing its facilities, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including spinach, arugula, and berries. Research and development costs are expensed as incurred.

Derivatives

Equity instruments issued in connection with debt and other equity instruments are required to be evaluated for derivative liability accounting treatment in accordance with ASC 815, Derivatives and Hedging. Unless certain exception criteria are met, the freestanding financial instrument or embedded feature must be recognized as a separate liability and subsequently measured on the balance sheet at fair value in accordance with ASC 820, Fair Value Measurement.

The Company has evaluated the terms and features of its debt and equity instruments and identified a freestanding equity-linked instrument (the March 2023 Cargill Warrant) issued in connection with the Sixth Amendment that did not meet the criteria necessary to qualify for the derivative scope exception. See Note 8, Debt, and Note 11, Fair Value Measurements, for more information related to the Sixth Amendment and the March 2023 Cargill Warrant, respectively. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Consolidated Balance Sheet at December 31, 2023. The initial $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount to the Facilities (as defined below) and a derivative liability in the "Warrant liability" line item of the Consolidated Balance Sheets. The change in fair value of the warrant is remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Consolidated Statements of Operations. The fair value of the warrant liability is determined using a Black-Scholes model. See Note 8, Debt, for more information.
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
Advertising
Advertising expenses are expensed as incurred. The Company incurred advertising expenses of $1.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. Advertising expenses are included in "Selling, general and administrative" expense in the Consolidated Statements of Operations.
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

At December 31, 2023, there was one significant customer that accounted for approximately 34% of the Company's accounts receivable. For the year ended December 31, 2023, three individual customers represented more than 10% of total revenue. In aggregate, these customers represented approximately 37% of the Company's revenue.

At December 31, 2022, there were two significant customers that accounted for approximately 28% of the Company's accounts receivable. For the year ended December 31, 2022, two individual customers represented more than 10% of total revenue. In aggregate, these two customers represented approximately 27% of the Company's revenue.
Contingencies
Loss contingencies (other than income tax-related contingencies) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against the Company by individuals, governments or other entities. Based on the Company's assessment of loss contingencies at each balance sheet date, a loss is recorded in the Consolidated Financial Statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
Segment Reporting
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company qualifies as an emerging growth company, as defined in the JOBS Act, and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The effective dates shown in the Accounting Pronouncements sections shown below reflect the election to use the extended transition period.

Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which amends the guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. The Company adopted this guidance on January 1, 2023 using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

3. Acquisitions

Pete's Business Combination
On April 4, 2022, the Company acquired 100% of the shares of Pete's. The purchase price consideration for the acquisition was $92.5 million in cash (subject to customary adjustments) and 434,969 shares of Local Bounti common stock, which had an original consideration, at the time of signing, of $30.0 million and a fair value of $50.9 million as of the closing date of the Pete's Acquisition. The acquisition has been accounted for as a business combination. The Company acquired Pete's in order to leverage Pete's operational scale and retail distribution footprint to create a leading, scaled CEA operator with a national distribution footprint.
Acquisition related costs of $4.4 million were included in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2022.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. Goodwill is primarily attributable to the assembled workforce and expanded market opportunities and was allocated to the Company's single reporting unit. The goodwill is deductible for tax purposes over 15 years and a 338(h)(10) election was filed to step up the tax basis of the assets acquired to fair value.
The allocation is as follows (in thousands):

Intangible assets	$52,300
Goodwill	38,481
Assets acquired	56,449
Liabilities assumed	(3,776)
Total fair value of net assets acquired:	$143,454
The useful life of the customer relationships, trade name, and non-compete agreements are approximately 16 years, seven years, and 18 months, respectively. Amortization expense of intangible assets was $5.9 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively.
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
The following table sets forth the fair value of the identifiable assets acquired as of the date of the acquisition (in thousands):

Land	$13,800
Construction-in-progress	12,013
Total:	$25,813

4. Inventory
Inventories consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Raw materials	$1,843	$2,018
Production(1)	3,010	2,213
Finished goods(1)	110	54
Inventory valuation allowance	(753)	(691)
Total inventory, net	$4,210	$3,594
_____________________

(1) Approximately $1.8 million of inventory classified as finished goods at December 31, 2022 has been reclassified to the production category at December 31, 2023 to conform the historical presentation to the current period presentation, which reflects the nature and timing of the Company's current harvesting and cost accumulation processes.

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Machinery, equipment, and vehicles	$44,169	$32,774
Land	19,253	19,296
Buildings and leasehold improvements	66,754	55,392
Construction-in-progress	196,324	56,753
Less: Accumulated depreciation	(13,334)	(6,371)
Property and equipment, net	$313,166	$157,844
Depreciation expense related to property and equipment was $7.2 million and $5.4 million for the years ended December 31, 2023 and 2022, respectively.

6. Goodwill & Intangible Assets
During the year ended December 31, 2023, the Company identified indicators of impairment related to goodwill due to the significant decline in the Company’s stock price. Management concluded that due to the sustained decrease in its stock price and related market capitalization throughout 2023, it was more likely than not that the Company’s fair value was less than its carrying amount. After performing the quantitative impairment test in accordance with ASC 350, the Company determined that the carrying amount of its single reporting unit exceeded the fair value of the reporting unit, resulting in a full impairment of the goodwill asset for the year ended December 31, 2023. The following table presents changes in goodwill (in thousands):

Balance as of December 31, 2022	$38,481
Impairment loss	(38,481)
Balance as of December 31, 2023	$—
Intangible assets, net, consisted of the following as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(4,397)	$35,803	14.25
Trade name	7,400	(1,850)	5,550	5.25
Non-compete agreements	4,700	(4,700)	—	0
Total:	$52,300	$(10,947)	$41,353
Intangible assets, net, consisted of the following as of December 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(1,884)	$38,316	15.25
Trade name	7,400	(793)	6,607	6.25
Non-compete agreements	4,700	(2,350)	2,350	0.75
Total:	$52,300	$(5,027)	$47,273

As of December 31, 2023, future amortization expense is expected to be as follows (in thousands):

2024	$3,570
2025	3,570
2026	3,570
2027	3,570
2028	3,570
Thereafter	23,503
Total	$41,353

7. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Interest	$9,786	$4,372
Construction	2,995	825
Payroll	2,596	1,470
Production	690	1,438
Professional services	411	894
Other	726	427
Total accrued liabilities	$17,204	$9,426
8. Debt
Debt consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Senior Facility	$269,395	$98,442
Subordinated Facility	48,132	42,500
Unamortized deferred financing costs	(39,542)	(21,128)
Total debt	$277,985	$119,814

Agreements with Cargill Financial

On September 3, 2021, Local Bounti Operating Company LLC and certain subsidiaries entered into (a) a credit agreement (the "Senior Credit Agreement") with Cargill Financial for an up to $150.0 million multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Subordinated Credit Agreement" and, together with the Senior Credit Agreement, the "Original Credit Agreements") with Cargill Financial for an up to $50.0 million multiple-advance term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Facilities").

As further described below, Local Bounti Operating Company LLC and certain subsidiaries entered into with Cargill Financial a First Amendment, a Second Amendment, a Third Amendment, Fourth Amendment, a Fifth Amendment, a Sixth Amendment, and a Seventh Amendment to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements").

First Amendment to the Original Credit Agreements

On March 14, 2022, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a First Amendment to the Original Credit Agreements (the "First Amendment") with Cargill Financial to amend the Original Credit Agreements and the Facilities, effective on April 4, 2022 upon closing the Pete's Acquisition. The First Amendment provided (a) the Pete's Acquisition to be funded pursuant to the Facilities, (b) the aggregate amount of outstanding loans and undrawn commitments under the Facilities to be reduced to $170.0 million, (c) the minimum liquidity covenant to be reduced from $30.0 million to $20.0 million (inclusive of existing restricted cash on the Consolidated Balance Sheets), and (d) the interest rate of each of the Senior Facility and the Subordinated Facility to be increased by 2% to 12.5% per annum, among other matters. Pursuant to the First Amendment, in connection with the closing of the Pete's Acquisition, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of common stock to Cargill Financial. As a result of reducing the Facilities from $200.0 million to $170.0 million, the Company wrote off $0.7 million of unamortized debt issuance costs in proportion to the decrease in borrowing capacity. The write-off amount was recorded as interest expense in the Consolidated Statement of Operations for the year ended December 31, 2022. The First Amendment fee of $2.0 million and the issued 1,932,931 shares of common stock with a fair value at the time of issuance of $17.4 million was recorded as additional debt discount and is amortized to interest expense over the remaining term of the Amended Credit Agreements on a straight-line basis.

Second Amendment to the Original Credit Agreements

On August 11, 2022, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Second Amendment to the Original Credit Agreements (the "Second Amendment") with Cargill Financial, effective on June 30, 2022. The Second Amendment provided that, until the earliest to occur of (x) the occurrence of any event of default, (y) the effective date of a qualified equity financing and (z) March 31, 2024, the requirement for the minimum interest amount for the Senior Facility and the Subordinated Facility is reduced to an amount equal to the greater of (i) $0 and (ii) the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility in respect of term loans outstanding for a period of four calendar quarters.

Third Amendment to the Original Credit Agreements

On December 30, 2022, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Third Amendment to the Original Credit Agreements (the "Third Amendment") with Cargill Financial. The Third Amendment provided for (i) the amount of cash required to be held in the debt service reserve account for the Credit Agreements to be reduced to $11.3 million through April 1, 2024; (ii) the payment date for regularly scheduled interest and principal payments and certain other payments under the Credit Agreements to be changed from the last business day of the applicable quarter to the first business day of the subsequent quarter; (iii) the payment in kind of the quarterly interest payment due and payable for the quarter ended December 31, 2022; and (iv) a capital expenditures covenant which limits capital expenditures to existing projects and restricts aggregate capital expenditures for existing projects in excess of amounts set forth in the applicable construction budget to $1,000,000 in any fiscal year.

Fourth Amendment to the Original Credit Agreements

On January 6, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Fourth Amendment to the Original Credit Agreements (the "Fourth Amendment") with Cargill Financial. The Fourth Amendment reduced the minimum liquidity covenant in each of the Original Credit Agreements from $20.0 million to $11.0 million.

Fifth Amendment to the Original Credit Agreements

On March 13, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Fifth Amendment to the Original Credit Agreements (the "Fifth Amendment") with Cargill Financial. The Fifth Amendment (i) reduced the amount of cash required to be held in the debt service reserve account by approximately $11.0 million until April 2, 2024, at which time the amount of cash required to be held in the debt service reserve account will be an amount equal to the sum of interest and principal payments that would be required under the Amended Credit Agreements for two calendar quarters; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ended March 31, 2023 and allowed for the payment in kind of the unused commitment fee payable for the quarter ended March 31, 2023 which amounted to $4.3 million; and (iii) reduced the minimum liquidity covenant in each of the Amended Credit Agreements from $11.0 million to $1.0 million. The aggregate amount of outstanding loans and undrawn commitments under the Amended Credit Agreements remained at $170.0 million (plus interest and fees paid in kind).

Sixth Amendment to the Original Credit Agreements

On March 28, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. The Sixth Amendment, among other things, (i) expanded the Facilities from $170.0 million to up to $280.0 million (plus, in each case, interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions and at Cargill Financial's discretion; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ending June 30, 2023 which amounted to $5.0 million; and (iii) added a minimum production covenant based on a projected production forecast. In consideration for the improved flexibility and the expanded size of the Facilities, Local Bounti issued Cargill Financial 5.4 million warrants with a per share exercise price of $13.00 per share (both number of warrants and per share exercise price adjusted for the Reverse Stock Split) and a 5-year term that expires on March 28, 2028 (the "March 2023 Cargill Warrant").

Seventh Amendment to the Original Credit Agreements

On October 2, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Seventh Amendment to the Original Credit Agreements (the “Seventh Amendment”) with Cargill Financial. The Seventh Amendment allowed for the payment in kind of the quarterly interest payments due and payable for the quarters ended September 30, 2023, and December 31, 2023.

The Company evaluated the before and after cash flow changes resulting from the Fourth, Fifth Sixth, and Seventh Amendments and concluded the change in cash flows underlying these cumulative amendments were not significantly different from the cash flows underlying the terms in the Original Credit Agreements; therefore, the Company accounted for these amendments as a modification rather than as an extinguishment. Consequently, the $25.7 million fair value of the March 2023 Cargill Warrant was recorded as an additional debt discount that will be amortized to interest expense over the remaining term of the Amended Credit Agreements. Fees paid to non-lender third parties as a result of the modification have been expensed as incurred.

General provisions to the Original Credit Agreements (as Amended)

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

In accordance with the Original Credit Agreements, the Company is required to have a debt service reserve account which is shown as restricted cash on the Consolidated Balance Sheets. The Fifth Amendment and Sixth Amendment, taken together, reduced the minimum balance to maintain in the debt service reserve account to $0 through March 31, 2025. From and after April 1, 2025, the minimum balance to maintain in the debt service reserve account will be increased to two quarters of scheduled interest payments and two quarters of scheduled principal payments.

The Amended Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of December 31, 2023 other than the financial covenant set forth in Section 6.8(g) of the Amended Credit Agreements.

On October 31, 2023, and March 26, 2024, the Company, along with certain subsidiaries of the Company, entered into a Limited Covenant Waiver with Cargill Financial pursuant to which Cargill Financial waived the financial covenant set forth in Section 6.8(g) of the Amended Credit Agreements for the calendar quarters ended September 30, 2023 and December 31, 2023, respectively.
9. Financing Obligations

Montana Facility Financing Obligation

In June 2020, the Company completed the construction of the Montana Facility. Subsequent to the completion, the Company entered into a sale and finance leaseback transaction for the Montana Facility with Grow Bitterroot, LLC ("Grow Bitterroot"), a related party, for total consideration of $6.9 million with an initial term of 15 years. The Company also has an option to extend the term of the facility lease for three consecutive terms of five years each. In April 2021, the Company elected to extend the first five-year period, resulting in a 20-year lease term. In addition, the Company and Grow Bitterroot entered into a property maintenance and management services agreement under which the Company will provide all property maintenance and management services including business, operational, strategic and advisory services in exchange for an annual fee of $0.1 million. The property maintenance and management services agreement includes an initial term of three years with one year autorenewals unless terminated by either party with 30 days’ notice.

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

The Company utilized a rate of 11.60% to calculate imputed interest and recognized $1.6 million and $1.6 million of interest expense related to the Montana Facility lease for the years ended December 31, 2023 and 2022, respectively.

California Facilities Financing Obligation

On April 27, 2023, Hollandia Real Estate, LLC ("Hollandia"), a wholly owned subsidiary of the Company, and STORE Master Funding XXXI, LLC ("STORE") consummated a $35 million multi-site sale and leaseback transaction relating to the Carpinteria Facility and the Oxnard Facility (collectively, the "California Facilities").

In connection with the sale and leaseback transaction, Hollandia and STORE entered into a Master Lease Agreement (the "California Facilities Lease"), dated April 27, 2023 (the "Effective Date"). Pursuant to the California Facilities Lease, Hollandia will lease the California Facilities from STORE, subject to the terms and conditions of the California Facilities Lease.

The California Facilities Lease provides for an initial term of 25 years, commencing on the Effective Date and expiring on April 30, 2048 ("Initial Term"). Hollandia has four options to extend the Initial Term for separate renewal terms of five years each (together with the Initial Term, the "Lease Term"). Subject to adjustment as set forth in the California Facilities Lease, the combined annual minimum rent payable to STORE during the first year of the Lease Term is an amount equal to $3.2 million (the "Base Annual Rent") with payments made monthly, subject to annual rent increases of three percent (3%) of the Base Annual Rent.

The California Facilities Lease contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for sale and leaseback transactions.

As part of the California Facilities Lease, Hollandia delivered to STORE a letter of credit in an amount equal to $6.5 million as security for the full and faithful performance by Hollandia of the terms, provisions, covenants and conditions of the California Facilities Lease. In the event of default under the California Facilities Lease, STORE shall have the right to draw on the letter of credit to satisfy any monetary obligations under the California Facilities Lease. The letter of credit will be released after five years, contingent on achieving certain financial metrics as specified in the California Facilities Lease. The $6.5 million for the letter of credit is included in "Restricted cash" on the Consolidated Balance Sheets.

The Company accounted for the California Facilities Lease as a financing transaction in accordance with ASC 842, Leases, as the California Facilities Lease was determined to be a finance lease. The presence of a finance lease indicates that control of the California Facilities has not transferred to STORE and, as such, the transaction was deemed a failed sale and leaseback and the proceeds from the sale and leaseback transaction are therefore accounted for as a financing obligation. The leased assets remain on the Consolidated Balance Sheets and will continue to be depreciated over their original estimated useful lives, and the contractual lease payments will be allocated between interest expense (as imputed interest) and repayment of the $35 million financing obligation through April 30, 2048, which is the end of the 25-year lease term and the time at which the Company expects control of the leased assets to transfer to STORE. The Company utilized a rate of 11.06% to calculate imputed interest and recognized $2.6 million of interest expense for the year ended December 31, 2023 related to the California Facilities Lease.

The following tables summarizes the financing obligations and the presentation in our Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)

Amortization of financing obligation assets	$1,619	$599
Interest on financing liabilities	4,220	1,693

The following table summarizes future financing obligation payments by fiscal year:

	Montana Facility Financing Obligation	California Facilities Financing Obligation
	(in thousands)
2024	$1,591	$3,302
2025	1,623	3,401
2026	1,655	3,503
2027	1,688	3,608
2028	1,722	3,717
Thereafter	23,187	98,346
Total financing obligation payments	31,466	115,877
Unamortized deferred financing costs	—	(220)
Amount representing interest	(21,645)	(95,664)
Net financing obligation and asset at end of term	4,171	15,240
Total financing obligation	$13,992	$35,233

10. Leases

The Company has operating leases primarily for administrative offices, vehicles, and other facilities. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$102	$137
Short-term lease cost	813	447
Variable lease cost	3	4
Total lease expense	$918	$588

As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for all operating leases was 2.89 years and 9.4%, respectively.

As of December 31, 2023, the maturities of lease liabilities under non-cancelable operating leases were as follows:

Operating Leases
(in thousands)
2024	$105
2025	64
2026	35
2027	26
Total minimum lease payments	230
Less: imputed interest	(19)
Total	$211
11. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	December 31, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$16,322	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$7,214

	December 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$13,997	$—	$—

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The fair value of the March 2023 Cargill Warrant Liability is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

December 31,
2023
(in thousands)
Balance as of March 28, 2023 (initial measurement)	$25,697
Fair value measurement adjustments through other income (expense)	(18,483)
Balance as of December 31, 2023	$7,214

The key inputs into the Black-Scholes model used to determine the fair value of the 2023 Cargill Warrant Liability were as follows at their measurement dates:

	December 31, 2023	March 28, 2023 (initial measurement)
Input
Share price	$2.07	$5.84
Risk-free interest rate	3.84%	3.63%
Volatility	133%	135%
Exercise price	$13.00	$13.00
Warrant life (years)	4.2	5.0
Dividend yield	—%	—%

As of December 31, 2023 and 2022, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
12. Stockholders' Equity
Common Stock

Pursuant to the terms of the Company's Certificate of Incorporation, as amended, the Company is authorized to issue up to 400,000,000 common stock, $0.0001 par value per share, and 100,000,000 shares of Preferred Stock, $0.0001 par value per share.

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

As a result of the Reverse Stock Split, every 13 shares of common stock issued and outstanding were automatically reclassified into one new share of common stock without any action on the part of the holders. The Company paid cash in lieu of fractional shares resulting from the Reverse Stock Split. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of Common Stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. Also, for the Company’s outstanding warrants to purchase up to 81,139,179 shares of common stock, every 13 shares issuable under warrants became exercisable for one share of common stock at an exercise price of $149.50 per share of common stock for the Company's 2021 warrants and $13.00 per share of common stock for the March 2023 Cargill Warrant. See Note 8. Debt, Note 13. Stock-Based Compensation, and Note 15. Net Loss Per Share, for more information. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

All share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split for all periods presented.

Share Repurchase Program

On October 29, 2023, the Company's Board of Directors authorized a common stock repurchase program that allows the Company to repurchase up to $1.0 million in shares of the Company's common stock. Under the new repurchase program, the Company may purchase shares of common stock from time to time through a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, privately negotiated transactions and/or any other available methods in accordance with Securities and Exchange Commission and other applicable legal requirements. The repurchase program will remain in effect until the amount authorized has been fully repurchased or until the Company suspends or terminates the program with an outside date of December 31, 2024. As of December 31, 2023, the approximate aggregate dollar value of shares that may yet be purchased under the repurchase program is $1.0 million.

2021 Warrants and Private Placement Warrants

Prior to the Business Combination of Local Bounti and Leo on November 19, 2021, Leo issued 833,333 warrants to purchase shares of the Company’s common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $149.50 per share, subject to adjustment as discussed below, 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire on November 19, 2026, or earlier upon redemption or liquidation.

The private placement warrants are identical to the 2021 warrants, except that the private placement warrants and the common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants are non-redeemable so long as they are held by Leo Investors III LP (the "Sponsor") or any of its permitted transferees. If the private placement warrants are held by someone other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the 2021 warrants. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.13 per warrant upon a minimum of 30 days' prior written notice of redemption, if and only if the last sale price of the Company's common stock equals or exceeds $234.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. In no event will the Company be required to net cash settle the warrant exercise. As of December 31, 2023, outstanding 2021 warrants and private placement warrants, excluding warrants issued to Cargill Financial, were 833,330.

Assumed Warrants

In March 2021, the Company entered into a loan with Cargill Financial to finance the general working capital for the Company. This loan had a principal balance of up to $10.0 million and bore interest at 8% per annum with a maturity date of March 22, 2022. In September 2021, this loan was repaid in full. In connection with the original loan, Cargill Financial also received a total of 54,299 warrants (the "Assumed Warrants"), which are still outstanding. On November 19, 2021, the Company issued the Assumed Warrants for the right to purchase Common Stock, with an exercise price of $110.50 per share pursuant to those certain Warrant Agreements, dated as of March 22, 2021 and September 3, 2021 between the Company and Cargill Financial. The Assumed Warrants are exercisable in whole or in part at any time and from time to time on or after November 19, 2021 and on or before November 19, 2026.

Delisting of 2021 Warrants

On October 17, 2023, the Company received notice from the NYSE that the NYSE had halted trading in the Company's 2021 warrants. The trading halt of the warrants on the NYSE was due to the low trading price of the warrants.

On October 18, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation has determined to commence proceedings to delist the warrants and that the warrants are no longer suitable for listing based on "abnormally low" price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. The delisting was effective as of November 13, 2023, and the 2021 warrants are no longer listed on the NYSE.

Trading in the Company's common stock is unaffected and continues to be traded and listed on the NYSE under the ticker symbol "LOCL."

Private Placement

On October 21, 2022 (the "Agreement Date"), the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain purchasers (the "Purchasers"), pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement, shares of the Company's common stock at a purchase price of $32.50 per share (the "Private Placement"). The closing price of the common stock on the NYSE on October 20, 2022 (the last trading day before the Agreement Date), was $32.50 per share.

    Pursuant to the Securities Purchase Agreement, the Company agreed to sell and the Purchasers agreed to purchase 716,923 shares (the "Common Shares") of common stock resulting in gross proceeds to the Company of approximately $23.3 million before deducting estimated offering expenses. Affiliates of certain members of our Board and certain executive officers purchased an aggregate of 280,000 shares of common stock in the Private Placement.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with the Purchasers, pursuant to which the Company agreed to register for resale the Common Shares (the "Registrable Securities"). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale by the Purchasers of the Registrable Securities within 10 business days of the closing of the Securities Purchase Agreement. The Company agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. The registration statement was filed on October 24, 2022 and became effective on November 1, 2022. The Company has agreed to keep such registration statement effective until such time as there are no longer Registrable Securities held by the Purchasers.

The Company has granted the Purchasers customary indemnification rights in connection with the registration statement, including for liabilities arising under the Securities Act of 1933, as amended. The Purchasers have also granted the Company customary indemnification rights in connection with the registration statement.
13. Stock-Based Compensation

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

Restricted Common Stock Awards

The Company has granted change in control restricted common stock awards ("RSAs") under the 2020 Plan. Upon a "change in control" (as defined in the 2020 Plan) of Local Bounti, the change in control restricted common stock awards would vest in full. If a "qualified public offering" of the common stock of Local Bounti occurred (as defined in the 2020 Plan, which includes the consummation of the Business Combination) prior to a change in control, then the change in control restricted common stock would vest upon the vesting schedule set forth in the 2020 Plan or individual award agreements. The fair value of the restricted common stock-based compensation awards was determined using the fair market value of the Company’s common stock on the date of the grant as determined by the Board.

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

A summary of the RSA activity for 2023 and 2022 is as follows:

	Number of Shares of Restricted Common Stock Awards(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2021	421,495	$23.40
Vested, settled	(153,567)	$23.40
Vested, unsettled	20,876	$31.59
Unvested at December 31, 2022	288,804	$24.05
Forfeited	(19,175)	$36.27
Vested	(133,928)	$22.71
Unvested and outstanding at December 31, 2023	135,701	$23.60
_____________________

(1) Share and per share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split. See Note 12, Stockholders' Equity, for additional detail.

Total expense of RSAs for the years ended December 31, 2023 and 2022 was $1.2 million and $4.5 million, respectively. As of December 31, 2023, the total compensation cost related to unvested RSAs not yet recognized is $0.7 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 0.99 years.
Restricted Stock Units

The Company has granted restricted stock units ("RSUs") under the 2020 Plan and the 2021 Plan. The Company has entered into various RSU agreements with both employees and nonemployees. The vesting for these RSUs range from three months to four years on a graded vesting schedule.

A summary of the RSU activity for 2023 and 2022 is as follows:

	Number of RSUs(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2021	184,291	$126.49
Granted	715,160	$74.36
Forfeited	(135,106)	$94.25
Vested	(128,802)	$92.82
Vested, unsettled	91,941	$81.64
Unvested and outstanding at December 31, 2022	727,484	$81.51
Granted	840,570	$8.44
Forfeited	(483,246)	$15.50
Vested	(421,414)	$62.41
Vested, unsettled	26,443	$4.73
Unvested and outstanding at December 31, 2023	689,837	$47.43
_____________________

(1) Share and per share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split. See Note 12, Stockholders' Equity, for additional detail.

The total expense value of RSUs for the years ended December 31, 2023 and 2022 was $15.1 million and $34.7 million, respectively. As of December 31, 2023, the total compensation cost related to unvested RSUs not yet recognized is $8.1 million. Unvested RSUs not yet recognized are expected to be recognized over a weighted average period of 2.03 years.
14. Income Taxes

For the years ended December 31, 2023 and 2022, the Company incurred net losses and, accordingly, no federal provision for income taxes has been recorded. In addition, no deferred benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2023, the Company had approximately $382.9 million of U.S. federal and state net operating losses. On December 31, 2022, the Company had approximately $212.6 million of federal and state net operating losses. The federal net operating losses can be carried forward indefinitely while the state carryforwards will begin to expire in 2030. Federal net operating losses carryforwards generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses carryforwards is limited to 80% of current year taxable income. Similar rules may apply under state tax laws.

The components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	(in thousands)
	2023	2022
Currently reportable expense
Federal	$—	$—
State	—	—
	—	—
Deferred benefit:
Federal	24,610	14,434
State	10,032	5,948
	34,642	20,382
Less valuation allowance	(34,642)	(20,382)
Total provision for income tax expense	$—	$—

The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State tax	6.4%	4.2%
Stock-based compensation	(2.6)%	(5.3)%
Non-deductible expenses	3.4%	(1.6)%
Research and development credit	(0.3)%	0.1%
Change in valuation allowance	(27.9)%	(18.4)%
Effective tax rate	—%	—%

	December 31,
	(in thousands)
	2023	2022
Gross deferred tax assets arising from
Net operating loss carryforwards	$51,490	$27,953
ASC 842 lease liability	3,846	3,317
Acquired intangibles	11,576	1,082
Accruals and reserves	11,780	1,418
Capitalized research expenditures	4,662	2,210
Gross deferred tax assets	83,354	35,980
Less valuation allowance	(66,129)	(31,487)
Deferred tax assets, net of valuation allowance	17,225	4,493
Deferred tax liabilities arising from:
ASC 842 right-of-use asset	(3,077)	(2,749)
Fixed assets and land	(14,148)	(1,744)
Gross deferred tax liabilities	(17,225)	(4,493)
Net deferred tax liabilities	$—	$—

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the change in the valuation allowance of $34.6 million and $20.4 million, respectively, was primarily due to the generation of additional net operating losses.

As of December 31, 2023 and 2022, the Company had $0.5 million and $0.1 million of federal research and development credits, respectively, which will begin to expire in 2042.

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

As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits was $0.3 million and $0.1 million, respectively, none of which impact income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company's income tax returns and the amount of income or loss reported are subject to examination by the respective taxing authorities. If such examinations result in changes to the profits or losses, the tax liabilities of the Company could be changed accordingly.

15. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 2023 and 2022 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Year Ended December 31,
	(in thousands, except share and per share data)(1)
	2023	2022
Net loss	$(124,015)	$(111,071)
Weighted average common stock outstanding, basic and diluted	7,943,874	6,701,126
Net loss per common share, basic and diluted	$(15.61)	$(16.57)
_____________________

(1) Share and per share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split. See Note 12, Stockholders' Equity, for additional detail.

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Restricted Stock(1)	222,282	388,210
Warrants(2)	4,980,021	887,636
_____________________

(1) Share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split. See Note 12, Stockholders' Equity, for additional detail.

(2) Subsequent to the Reverse Stock Split, every 13 common shares under warrants becomes exercisable for one share of common stock at an exercise price of $149.50 per share of common stock for the Company's 2021 warrants and $13.00 per share of common stock for the March 2023 Cargill Warrant, which is reflected in the table above. See Note 12, Stockholders' Equity, for additional detail.

16. Commitments and Contingencies
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
Non-Cancelable Purchase Commitments

As of December 31, 2023, the Company had non-cancelable purchase commitments of $1.3 million, primarily related to software products and services used to facilitate the Company's operations at the enterprise level.
Defined Contribution Plan

The Company sponsors 401(k) defined contribution plans covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company's contributions to the 401(k) plans for the year ended December 31, 2023, and 2022, totaled $0.6 million and $0.4 million, respectively.
17. Related Party Transactions

Grow Bitterroot Sale Lease Back Transaction and Services Agreement

In June 2020, the Company sold for total consideration of $6.9 million a greenhouse facility to Grow Bitterroot, a qualified opportunity zone fund owned in part by Live Oak Ventures, LLC, which owns more than 10% of the Company's common stock, and Orange Strategies LLC, of which Pamela Brewster, a member of the Company's Board of Directors, is principal. Travis M. Joyner, our Chief Technology Officer, is manager of Grow Bitterroot. Concurrently, Local Bounti's predecessor entity and Grow Bitterroot entered into an agreement whereby the Company leases land and the greenhouse facility from Grow Bitterroot. In addition, the Company and Grow Bitterroot entered into a property maintenance and management services agreement under which the Company provides all property maintenance and management services, including business, operational, strategic, and advisory services in exchange for an annual fee of $0.1 million. The property maintenance and management services agreement includes an initial term of three years, which renews automatically unless terminated by either party with 30 days’ notice. See Note 9, Financing Obligations for more information regarding the Montana Facility lease and accounting treatment.

The Company paid Grow Bitterroot $1.5 million under the lease agreement and $0.1 million under the property maintenance and management services agreement for the years ended December 31, 2023 and 2022.
18. Subsequent Events
Eighth Amendment to Credit Agreements

On January 23, 2024, the Company, along with certain subsidiaries of the Company, entered into an Eighth Amendment to the Original Credit Agreements (the "Eighth Amendment") with Cargill Financial to further amend the Original Credit Agreements. The Eighth Amendment allows for the payment in kind of the quarterly interest payments due and payable for the quarter ending March 31, 2024.

Ninth Amendment to Credit Agreements

On March 26, 2024, the Company, along with certain of its subsidiaries, entered into a Ninth Amendment to the Original Credit Agreements (the "Ninth Amendment") with Cargill Financial to further amend the Original Credit Agreements. The Ninth Amendment allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024.The Ninth amendment also provides for up to $15.0 million in working capital for the Company, $5.0 million of which was drawn down, and the remaining $10.0 million of which remains available to the Company.

Common Stock Purchase Warrant Amendment

On January 23, 2024, the Company entered into an Amendment to Common Stock Purchase Warrant (the "Warrant Amendment") with Cargill Financial to amend that certain Common Stock Purchase Warrant, dated March 28, 2023, issued by the Company to Cargill Financial (the "Original Warrant" and as amended, the "Warrant") to amend the exercise price under Section 2(b) thereunder from $13.00 (as adjusted for the Reverse Stock Split) to $6.50 per share of common stock.

The Original Warrant was issued by the Company to Cargill Financial to purchase up to 5,353,846 shares of common stock (as adjusted for the Reverse Stock Split). Pursuant to the Warrant Amendment, the Warrant entitles Cargill Financial to purchase 5,353,846 shares of common stock at an exercise price of $6.50 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Ninth Amendment to Credit Agreements

On March 26 2024, the Company, along with certain of its subsidiaries, entered into a Ninth Amendment to the Original Credit Agreements (the "Ninth Amendment") with Cargill Financial to further amend the Original Credit Agreements. The Ninth Amendment allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024. The Ninth Amendment also expanded the Senior Facility from $270.0 million to $301.0 million, plus the specified PIK amount. The Ninth amendment also provides for up to $15.0 million in working capital for the Company, $5.0 million of which was drawn down, and the remaining $10.0 million of which remains available to the Company.
Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Mark Nelson Director	November 14, 2023	Rule 10b5-1 Trading Arrangement	Up to 23,673 shares to be sold	June 30, 2024	N/A	N/A
_____________________

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the death of the participant, (b) the participant ceases to be an employee or director of the Company or (c) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be included in our definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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
Item 11. Executive Compensation
Information required by this Item will be included in our definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be included in our definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be included in our definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this Item will be included in our definitive Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

2.2*
Purchase and Sale Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and (i) the Hollandia Produce Group, Inc. Employee Stock Ownership Trust, (ii) Mosaic Capital Investors I, LP, True West Capital Partners Fund II, L.P. f/k/a Seam Fund II, L.P., (iii) Mosaic Capital Investors LLC, solely in its capacity as Sellers' Representative, (iv) Hollandia Produce Group, Inc., and (v) Local Bounti Operating Company LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2022).

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

3.3
Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 15, 2023).

3.4	Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2021).
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
4.6
Common Stock Purchase Warrant, dated as of March 28, 2023, by and between Local Bounti Corporation and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2023).

4.7
Amendment to Common Stock Purchase Warrant, dated as of January 23, 2024, by and between Local Bounti Corporation and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2024).

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

10.5*
Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Ninth Amendment to Credit Agreements, dated as of March 26, 2024).

10.6*
Subordinated Credit Agreement dated as of September 3, 2021 by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Ninth Amendment to Credit Agreements, dated as of March 26, 2024).

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
10.9†
Form of Employment Agreement with Chief Executive Officer of Local Bounti Corporation (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).

10.10†	Form of Employment with Executive Officer of Local Bounti Corporation (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
10.11†
Form of Separation and Release Agreement with former Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2023).

10.12†	Local Bounti Corporation Director Compensation Policy, amended and restated December 11, 2023.
10.13
Registration Rights Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and certain security holders of Hollandia Produce Group, Inc., and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.14
Securities Purchase Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Investors identified therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.15
Registration Rights Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Investors identified therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.16	Form of Support Agreement, dated as of March 28, 2023 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.17
Master Lease Agreement, dated as of April 27, 2023, by and between STORE Master Funding XXXI, LLC and Hollandia Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 3, 2023).

10.18
Unconditional Guaranty of Payment and Performance, dated as of April 27, 2023, by Local Bounti Corporation for the benefit of STORE Master Funding XXXI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 3, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
23.1	Consent of WithumSmith+Brown, PC.
24.1	Power of attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1	Compensation Recovery Policy, adopted October 2, 2023.
101
The following financial statements from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Chief Executive Officer and Director
Date: March 28, 2024
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

Signature	Title	Date

/s/ Craig M. Hurlbert	Chief Executive Officer and Director	March 28, 2024
Craig M. Hurlbert	(Principal Executive Officer)

/s/ Kathleen Valiasek	Chief Financial Officer	March 28, 2024
Kathleen Valiasek	(Principal Financial and Accounting Officer)

/s/ Travis M. Joyner	Chief Technology Officer and Director	March 28, 2024
Travis M. Joyner

/s/ Pamela Brewster	Director	March 28, 2024
Pamela Brewster

/s/ Jennifer Carr-Smith	Director	March 28, 2024
Jennifer Carr-Smith

/s/ Edward C. Forst	Director	March 28, 2024
Edward C. Forst

/s/ Mark J. Nelson	Director	March 28, 2024
Mark J. Nelson

/s/ Matthew Nordby	Director	March 28, 2024
Matthew Nordby