Form 10-Q
period 2024-03-31
Local Bounti Corporation/DE
filed 2024-05-10
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 8,487,988 at May 7, 2024.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$8,242	$10,326
Restricted cash	6,489	6,569
Accounts receivable, net	3,360	3,078
Inventory, net	4,960	4,210
Prepaid expenses and other current assets	2,620	2,805
Total current assets	25,671	26,988
Property and equipment, net	344,112	313,166
Operating lease right-of-use assets	155	172
Intangible assets, net	40,461	41,353
Other assets	3,008	73
Total assets	$413,407	$381,752

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,778	$14,640
Accrued liabilities	19,314	17,204
Financing obligation	25	—
Operating lease liabilities	76	97
Total current liabilities	32,193	31,941
Long-term debt, net of debt issuance costs	329,775	277,985
Financing obligation, noncurrent	49,397	49,225
Operating lease liabilities, noncurrent	95	114
Warrant liability	11,394	7,214
Total liabilities	422,854	366,479

Commitments and contingencies (Note 10)

Stockholders' (deficit) equity
Common stock, 0.0001 par value, 400,000,000 shares authorized, 8,437,542 and 8,311,229 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	317,930	318,600
Accumulated deficit	(327,378)	(303,328)
Total stockholders' (deficit) equity	(9,447)	15,273
Total liabilities and stockholders' equity	$413,407	$381,752

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Sales	$8,383	$6,698
Cost of goods sold(1)(2)	7,597	6,419
Gross profit	786	279
Operating expenses:
Research and development(1)(2)	3,487	3,576
Selling, general and administrative(1)(2)	7,598	15,981
Total operating expenses	11,085	19,557
Loss from operations	(10,299)	(19,278)
Other income (expense):
Change in fair value of warrant liability	(4,180)	—
Interest expense, net	(9,608)	(4,299)
Other income	37	50
Net loss	$(24,050)	$(23,527)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(2.89)	$(3.04)
Weighted average common shares outstanding:
Basic and diluted	8,325,944	7,727,866

(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$21	$87
Research and development	93	738
Selling, general and administrative	(1,048)	5,134
Total stock-based compensation expense, net of amounts capitalized	$(934)	$5,959

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$1,203	$936
Research and development	797	566
Selling, general and administrative	1,228	1,956
Total depreciation and amortization	$3,228	$3,458
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	126,305	—	—	—	—
Stock-based compensation	—	—	(670)	—	(670)
Net loss	—	—	—	(24,050)	(24,050)
Balance, March 31, 2024	8,437,542	$1	$317,930	$(327,378)	$(9,447)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	7,976,980	$1	$300,645	$(179,313)	$121,333
Vesting of restricted stock units, net	41,502	—	—	—	—
Stock-based compensation	—	—	6,361	—	6,361
Net loss	—	—	—	(23,527)	(23,527)
Balance, March 31, 2023	8,018,482	$1	$307,006	$(202,840)	$104,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(24,050)	$(23,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,335	1,782
Amortization of intangible assets	893	1,676
Stock-based compensation expense, net of amounts capitalized	(934)	5,959
Allowance for expected credit losses	—	8
Inventory allowance	223	30
Loss on disposal of property and equipment	3	—
Change in fair value of warrant liability	4,180	—
Paid-in-kind interest expense	9,786	—
Amortization of debt issuance costs	2,100	981
Interest expense on financing obligation	198	50
Changes in operating assets and liabilities:
Accounts receivable	(281)	76
Inventory	(973)	(284)
Prepaid expenses and other current assets	181	4
Other assets	(2,936)	—
Accounts payable	969	571
Operating lease liabilities	(21)	—
Accrued liabilities	1,244	4,844
Net cash used in operating activities	(7,083)	(7,830)

Investing Activities:
Purchases of property and equipment	(34,985)	(32,685)
Net cash used in investing activities	(34,985)	(32,685)

Financing Activities:
Proceeds from issuance of debt	39,904	23,045
Net cash provided by financing activities	39,904	23,045
Net decrease in cash and cash equivalents and restricted cash	(2,164)	(17,470)
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$14,731	$7,468

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$8,242	$7,468
Restricted cash	6,489	—
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$14,731	$7,468

Non-cash activities:
Warrants issued in connection with debt modification	$—	$25,697
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,965	$7,584
Interest capitalized to property and equipment, net	$5,683	$2,079
Stock-based compensation capitalized to property and equipment, net	$264	$577
Non-cash equity settlement on employee receivable	$—	$175

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown living lettuce, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2023 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023, its cash flows for the three months ended March 31, 2024 and 2023, and its stockholders' (deficit) equity for the three months ended March 31, 2024 and 2023. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Liquidity

The Company has incurred losses and generated negative cash flows from operations since its inception. At March 31, 2024, the Company had an accumulated deficit of $327.4 million and cash and cash equivalents and restricted cash of $14.7 million.

The Ninth Amendment to the credit facilities with Cargill Financial, as described in Note 6, Debt, allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024. The Ninth Amendment also provides for up to $15.0 million in working capital for the Company, $5.0 million of which has been drawn down, and the remaining $10.0 million of which remains available to the Company as of March 31, 2024. In addition, the Company expects to close in the second quarter of 2024 on the four previously disclosed Conditional Commitment Letters ("CCLs") from a commercial finance lender that were executed in the second half of 2023. Together, the CCLs will provide financing of approximately $228 million to fund its 2024 facility expansions, its new greenfield facility in the Midwest, and to repay certain existing construction financing which will lower the Company’s cost of capital. The funding expected pursuant to the CCLs is subject to the completion of definitive documents and the satisfaction of customary closing conditions.

The Company believes that the additional $10.0 million of working capital from Cargill Financial, the $228 million from a commercial finance lender, the Company's current cash position, cash generated from product sales, and anticipated additional deferrals of future cash interest and principal payments under the Company's credit facilities with Cargill Financial will be adequate to fund the Company’s planned operations over the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with liability and equity characteristics, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The Company adopted this guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact of this standard on its Unaudited Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Unaudited Condensed Consolidated Financial Statements.

3. Inventory
Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Raw materials	$2,382	$1,843
Production	3,480	3,010
Finished goods	74	110
Inventory allowance	(976)	(753)
Total inventory, net	$4,960	$4,210

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Machinery, equipment, and vehicles	$56,194	$44,169
Land	19,253	19,253
Buildings and leasehold improvements	86,044	66,754
Construction-in-progress	198,290	196,324
Less: Accumulated depreciation	(15,669)	(13,334)
Property and equipment, net	$344,112	$313,166

Depreciation expense related to property and equipment was $2.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Interest	$11,866	$9,786
Construction	3,860	2,995
Payroll	1,679	2,596
Production	731	690
Professional services	456	411
Other	722	726
Total accrued liabilities	$19,314	$17,204
6. Debt
Debt consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Senior Facility	$317,565	$269,395
Subordinated Facility	49,652	48,132
Unamortized deferred financing costs	(37,442)	(39,542)
Total debt	$329,775	$277,985

Agreements with Cargill Financial

On September 3, 2021, Local Bounti Operating Company LLC and certain subsidiaries entered into (a) a credit agreement (the "Senior Credit Agreement") with Cargill Financial Services International, Inc. ("Cargill Financial") for an up to $150.0 million multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Subordinated Credit Agreement" and, together with the Senior Credit Agreement, the "Original Credit Agreements") with Cargill Financial for an up to $50.0 million multiple-advance term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Facilities").

As previously disclosed in the Company's Annual Financial Statements, Local Bounti Operating Company LLC and certain subsidiaries entered into with Cargill Financial a First Amendment, a Second Amendment, a Third Amendment, Fourth Amendment, a Fifth Amendment, a Sixth Amendment, and a Seventh Amendment to the Original Credit Agreements.

In the first quarter of 2024, Local Bounti Operating Company LLC, the Company, and certain subsidiaries entered into with Cargill Financial an Eighth Amendment and a Ninth Amendment to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements"), as further described below.
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

General provisions to the Amended Credit Agreements

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

The Amended Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of March 31, 2024 other than the financial covenant set forth in Section 6.8(g) of the Amended Credit Agreements, for which the Company obtained a permanent waiver from Cargill Financial for the three months ended March 31, 2024.
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	March 31, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$14,607	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$11,394

	December 31, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$16,322	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$7,214

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The fair value of the March 2023 Cargill Warrant Liability is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

March 31,
2024
(in thousands)
Balance as of December 31, 2023	$7,214
Fair value measurement adjustments through other income (expense)	4,180
Balance as of March 31, 2024	$11,394

The key inputs into the Black-Scholes model used to determine the fair value of the 2023 Cargill Warrant Liability were as follows at their measurement dates:

March 31, 2024
Input
Share price	$2.91
Risk-free interest rate	4.21%
Volatility	128%
Exercise price	$6.50
Warrant life (years)	4.0
Dividend yield	—%

As of March 31, 2024 and December 31, 2023, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Common Stock Purchase Warrant Amendment

On January 23, 2024, the Company entered into an Amendment to Common Stock Purchase Warrant (the "Warrant Amendment") with Cargill Financial to amend that certain Common Stock Purchase Warrant, dated March 28, 2023, issued by the Company to Cargill Financial (the "Original Warrant" and as amended, the "Warrant") to amend the exercise price under Section 2(b) thereunder from $13.00 to $6.50 per share of common stock. The impact of the reduced exercise price was included in the mark-to-market net change in fair value of the warrant liability during the three months ended March 31, 2024.

The Original Warrant was issued by the Company to Cargill Financial to purchase up to 5,353,846 shares of common stock. Pursuant to the Warrant Amendment, the Warrant entitles Cargill Financial to purchase 5,353,846 shares of common stock at an exercise price of $6.50 per share.
8. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the three months ended March 31, 2024 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2023	135,701	$23.60
Vested	(52,193)	$25.73
Unvested and outstanding at March 31, 2024	83,508	$22.27

Total expense of RSAs was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total compensation cost related to unvested RSAs not yet recognized is $0.4 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 0.8 years.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the three months ended March 31, 2024 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2023	689,837	$47.43
Forfeited	(72,472)	$59.14
Vested	(165,575)	$59.94
Unvested and outstanding at March 31, 2024	451,790	$40.94

Total (benefit) expense of RSUs, net of amounts capitalized, was $(1.2) million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total compensation cost related to unvested RSUs not yet recognized is $4.8 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 1.9 years.

9. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the three months ended March 31, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2024	2023
Net loss	$(24,050)	$(23,527)
Weighted average common shares outstanding, basic and diluted	8,325,944	7,727,866
Net loss per common share, basic and diluted	$(2.89)	$(3.04)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Restricted Stock	108,553	249,565
Warrants	6,241,475	1,125,578

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

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. The Montana Facility is currently used for commercial production, as well as research-and-development activities. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete's. Through the Pete's Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility initially became operational in July 2022 and was significantly expanded in 2023. In 2024, we completed construction on two new facilities in Texas and Washington, bringing our total facility count to six.

We distribute our products to over 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, and AmazonFresh. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We are currently expanding distribution of our Grab & Go Salad Kits and are set to expand our baby leaf portfolio by introducing several high-velocity offerings including spinach, arugula, 50/50 blend and power greens by the third quarter of 2024. In October 2022, we signed an offtake agreement with Sam's Club for our leafy greens production initially starting at our greenhouse facility in Georgia. The offtake agreement provides for the sale of defined minimum quantities of leafy greens from certain facilities and runs through September 2028.

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

Commercial Facility Expansion Update

Byron, Georgia Facility Continues to Operate at Heightened Levels of Production

In the first quarter, we increased production by an additional 50% compared to December 2023, which equates to production that is approximately three times that of a year ago, and this has continued through April of 2024. We recently initiated a scaled trial for a differentiated use of our Stack towers that have in a smaller trial demonstrated a further yield increase of at least 10% beyond what is currently being achieved. We expect to receive those results later in the second quarter of 2024. We are focused on satisfying existing demand from retailers across the southeastern U.S. In March of 2024, the Company delivered its first shipment of Spinach to customers from the Georgia facility.

Commissioning at Mount Pleasant, TX and Pasco, WA Facilities; Shipping First Product to Customers

We commenced operations and test seeding at both the Texas and Washington facilities in late January of 2024 and we are shipping our first product to customers in the second quarter. The Texas facility fortifies our distribution in markets across Texas, Oklahoma, Louisiana, Mississippi, Arkansas, Kansas, and Missouri. The Washington facility bolsters our distribution capabilities in the Pacific Northwest to serve our expanding retail customer base.

Capacity Expansion at Existing Facilities in 2024

Plans remain underway to build additional capacity across our network of facilities enabled with our Stack & Flow Technology®. The locations and degree of expansion will be announced at a future date, but construction is currently anticipated to begin late in the second quarter of 2024, subject to the closing of the CCLs from a commercial finance lender discussed in the Liquidity and Capital Resources section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The planned expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The planned expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors.

Next Facility to be Opened in the Midwest

We are planning our next high-tech Stack & Flow facility to be built in the Midwestern U.S. The region is in close proximity to existing customers' distribution networks and will support growing retail demand for our products, improve service to retail partners throughout the Midwest, and also provide improved access to the Northeast. We expect to name the future location following completion of negotiations and are targeting construction to begin in the third quarter of 2024. This future facility is expected to comprise a six-acre greenhouse that is supported by multiple Stack zones.

Hamilton, Montana Facility to Transition from R&D to Commercial Production

The transition of the Montana Facility from a research and development focus to a commercially oriented focus growing produce for sale to customers is on track for mid-year completion. This transition will follow the capacity enhancements brought about by the completion of the Georgia facility and the commencement of operations at both Texas and Washington and is expected to help drive us toward our goal of achieving positive adjusted EBITDA in early 2025.

Product Development & Distribution

Starting in the second quarter of 2024, we expect to expand distribution of our Grab-and-Go Salad Kits to customers throughout the Pacific Northwest and Southern United States, which will include approximately 700 doors of incremental distribution to our current footprint and include four unique flavor offerings: Artisanal Chicken Caesar, Memphis Inspired Chicken, Sweet Poppy Power, and Modern Greek Style.

We are set to expand our baby leaf assortment in the third quarter of 2024 by introducing several high-velocity offerings including Arugula, Baby Spinach & Spring Mix Blend, and Power Greens. While we are still scaling up these products, we are pleased to have delivered our first shipment of Spinach to customers in March of 2024 out of the Georgia facility.

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

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Sales	$8,383	$6,698	1,685	25%
Cost of goods sold(1)(2)	7,597	6,419	1,178	18%
Gross profit	786	279	507	182%
Operating expenses:
Research and development(1)(2)	3,487	3,576	(89)	(2)%
Selling, general and administrative(1)(2)	7,598	15,981	(8,383)	(52)%
Total operating expenses	11,085	19,557	(8,472)	(43)%
Loss from operations	(10,299)	(19,278)	8,979	(47)%
Other income (expense):
Change in fair value of warrant liability	(4,180)	—	(4,180)	100%
Interest expense, net	(9,608)	(4,299)	(5,309)	123%
Other income	37	50	(13)	(26)%
Net loss	$(24,050)	$(23,527)	(523)	2%
(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cost of goods sold	$21	$87	(66)	(76)%
Research and development	93	738	(645)	(87)%
Selling, general and administrative	(1,048)	5,134	(6,182)	(120)%
Total stock-based compensation expense, net of amounts capitalized	$(934)	$5,959	(6,893)	(116)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of goods sold	$1,203	$936
Research and development	797	566	231	41%
Selling, general and administrative	1,228	1,956	(728)	(37)%
Total depreciation and amortization	$3,228	$3,458	(230)	(7)%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our facilities. Sales increased by $1.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to increased production and growth in sales from our facility in Georgia.

Cost of Goods Sold

Cost of goods sold is the direct cost of growing produce for sale at our greenhouse facilities, including labor costs, which consists of wages, salaries, benefits, and stock-based compensation, seeds, soil, nutrients and other input supplies, packaging materials, depreciation, utilities and other manufacturing overhead. We expect that, over time, cost of goods sold will decrease as a percentage of sales, as a result of scaling our business.

Cost of goods sold increased by $1.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to increased production and sales of $1.7 million.

Research and Development

Research and development expenses consist primarily of costs related to research and development of our production, harvesting, and post-harvest packaging methods, techniques, and processes, as well as production surplus costs related to the development and testing of our production processes. Our research and development efforts are focused on the development of our processes utilizing our facilities, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including spinach, arugula, and berries. We expect that as our facilities continue to scale that research and development expenses will decrease significantly in 2024 and beyond as a result of the establishment of our growing process. Research and development is performed at the Montana and Georgia facilities, where we continue to develop our commercial scale Stack & Flow Technology® and processes for implementation at our other facilities. We expect to transition in 2024 the majority of our Montana Facility from its current focus on research and development to a commercially oriented facility that is growing produce for sale to customers. This transition will follow the capacity enhancements brought about by the completion of our Georgia facility and the commencement of operations at both the Texas and Washington facilities and is expected to help drive us toward our goal of achieving positive adjusted EBITDA in early 2025.

Research and development costs decreased by $0.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. As explained above, as the Georgia facility has been completed and operations have commenced at both the Texas and Washington facilities, there has been a resulting decrease of investment in personnel, materials, supplies, and facility capacity devoted to research and development. However, we continue to incur costs for the development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs related to the development and testing of our commercial scale Stack & Flow Technology and production processes at the Georgia facility.

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

Selling, general, and administrative expenses decreased by $8.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily related to a $6.2 million decrease in stock-based compensation expense that was a result of prior year awards that were issued at a higher fair value, as compared to the fair value of awards being expensed in the current period, that fully vested and expensed in the prior quarter. In addition, stock-based compensation resulted in a net benefit for the three months ended March 31, 2024 due to forfeitures of RSU awards in the current period that were granted at significantly higher grant-date fair values than the RSU awards currently being expensed. Additional decreases as compared to the prior year period were a $1.2 million decrease in legal, accounting, and professional consulting fees, and a $0.7 million decrease in depreciation and amortization.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The increase in fair value of the warrant liability is primarily due to the increase in our closing stock price at March 31, 2024 compared to the closing stock price on the prior measurement date of December 31, 2023. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans from Cargill Financial and also interest recognized per the terms of our financing obligation related to the Montana Facility and the California Facilities. We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets.

Interest expense, net increased by $5.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily due to an increase in the principal amount outstanding on the Senior Facility, and, to a lesser extent, a variable rate increase on the Senior Facility period over period, both of which increased interest expense by $4.4 million over the prior year period. Also contributing to the net increase was $0.9 million of incremental interest expense for the financing obligations related to the California Facilities. During the three months ended March 31, 2024 and 2023, we capitalized $5.7 million and $2.1 million of interest, respectively.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At March 31, 2024, we had an accumulated deficit of $327.4 million and cash and cash equivalents and restricted cash of $14.7 million.

The Facilities with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects, that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

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

The Ninth Amendment to the credit facilities with Cargill Financial, as described in Note 6, Debt, of the Unaudited Condensed Consolidated Financial Statements, allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024. The Ninth Amendment also provides for up to $15.0 million in working capital for the Company, $5.0 million of which has been drawn down, and the remaining $10.0 million of which remains available to the Company as of March 31, 2024. In addition, the Company expects to close in the second quarter of 2024 on the four previously disclosed CCLs from a commercial finance lender that were executed in the second half of 2023. Together, the CCLs will provide financing of approximately $228 million to fund its 2024 facility expansions, its new greenfield facility in the Midwest, and to repay certain existing construction financing which will lower the Company’s cost of capital. The funding expected pursuant to the CCLs is subject to the completion of definitive documents and the satisfaction of customary closing conditions.

The Company believes that the remaining $10.0 million of working capital from Cargill Financial, the $228 million from a commercial finance lender, the Company's current cash position, cash generated from product sales, and anticipated additional deferrals of future cash interest and principal payments under the Company's credit facilities with Cargill Financial will be adequate to fund the Company’s planned operations over the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

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

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 6, Debt, of the Unaudited Condensed Consolidated Financial Statements, Cargill Financial may in its discretion provide advances under the Facilities of up to $343.5 million (plus paid-in-kind interest and fees), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of March 31, 2024, a total of $317.6 million and $49.7 million was outstanding on the Senior Facility and the Subordinated Facility, respectively. The Senior Facility and the Subordinated Facility are included in "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheets.

At March 31, 2024, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
Remainder of 2024	$37,550
2025	77,608
2026	86,788
2027	86,788
2028	303,325
Total	$592,059
_____________________

(1) Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.81% interest rate for the Senior Facility effective as of April 1, 2024.

Financing Obligations

We have two financing obligations related to sale leaseback transactions that did not qualify for sales treatment of the underlying assets. In June 2020, the Company completed the construction of the Montana Facility. Subsequent to its completion, the Company entered into a sale leaseback transaction of the Montana Facility with Grow Bitterroot, LLC, a related party, for total consideration of $6.9 million with an initial term of 15 years. On April 27, 2023, Hollandia Real Estate, LLC, a wholly owned subsidiary of the Company, and STORE Master Funding XXXI, LLC consummated a $35 million multi-site sale and leaseback transaction relating to our Carpinteria Facility and our Oxnard Facility (collectively, the "California Facilities").

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2024	$3,689
2025	5,024
2026	5,158
2027	5,297
2028	5,439
Thereafter	121,532
Total financing obligation payments	146,139

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(7,083)	$(7,830)
Net cash used in investing activities	(34,985)	(32,685)
Net cash provided by financing activities	39,904	23,045
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$14,731	$7,468

Net Cash Used In Operating Activities

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2024 due to a net loss of $24.1 million and an increase in other assets of $2.9 million. This was partially offset by non-cash activities of $9.8 million in paid-in-kind interest, a non-cash loss of $4.2 million related to change in fair value of warrant liability, $2.3 million in depreciation expense, $0.9 million in amortization expense, and $2.1 million in amortization of debt issuance costs.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $35.0 million for the three months ended March 31, 2024, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net cash used in investing activities was $32.7 million for the three months ended March 31, 2023, due primarily to purchases of construction materials and services, equipment, and other items for the Washington, Georgia, and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $39.9 million for the three months ended March 31, 2024, comprised of $39.9 million of net proceeds from the issuance of debt.

Net cash provided by financing activities was $23.0 million for the three months ended March 31, 2023, comprised of $23.0 million of net proceeds from the issuance of debt.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2 of the Unaudited Condensed Consolidated Financial Statements, which is incorporated into this Item 2 by reference thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.

Item 4. Controls and Procedures

Limitations on effectiveness of control and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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
4.1
Amendment to Common Stock Purchase Warrant, dated as of January 23, 2024, by and between Local Bounti Corporation and Cargill Financial Services International, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2024).

10.1*
Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Ninth Amendment to Credit Agreements, dated as of March 26, 2024) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2024).

10.2*
Subordinated Credit Agreement dated as of September 3, 2021 by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Ninth Amendment to Credit Agreements, dated as of March 26, 2024) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2024).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Chief Executive Officer and Director
Date: May 10, 2024
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: Chief Financial Officer
Date: May 10, 2024
(Principal Financial and Accounting Officer)