Form 10-Q
period 2024-06-30
Local Bounti Corporation/DE
filed 2024-08-13
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number	001-40125

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				83-3686055
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S Employer Identification No.)
	400 W. Main St.	Hamilton,	MT	59840
(Address of Principal Executive Offices, Including Zip Code)

(800)	640-4016

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange

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

The number of outstanding shares of Local Bounti Corporation’s common stock was 8,643,831 at August 7, 2024.

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
•Local Bounti's ability to comply with the continued listing requirements of the New York Stock Exchange ("NYSE") or timely cure any noncompliance thereof;
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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$9,685	$10,326
Restricted cash	6,489	6,569
Accounts receivable, net	2,501	3,078
Inventory, net	5,474	4,210
Prepaid expenses and other current assets	2,618	2,805
Total current assets	26,767	26,988
Property and equipment, net	368,261	313,166
Finance lease right-of-use assets	308	—
Operating lease right-of-use assets	137	172
Intangible assets, net	39,568	41,353
Other assets	3,058	73
Total assets	$438,099	$381,752

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,744	$14,640
Accrued liabilities	22,817	17,204
Short-term debt	6,734	—
Financing obligation	33	—
Operating lease liabilities	77	97
Finance lease liabilities	81	—
Total current liabilities	43,486	31,941
Long-term debt, net of debt issuance costs	367,294	277,985
Financing obligation, noncurrent	49,555	49,225
Operating lease liabilities, noncurrent	76	114
Finance lease liabilities, noncurrent	229	—
Warrant liability	10,298	7,214
Total liabilities	470,938	366,479

Commitments and contingencies (Note 10)

Stockholders' (deficit) equity
Common stock, 0.0001 par value, 400,000,000 shares authorized, 8,574,249 and 8,311,237 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	319,805	318,600
Accumulated deficit	(352,645)	(303,328)
Total stockholders' (deficit) equity	(32,839)	15,273
Total liabilities and stockholders' (deficit) equity	$438,099	$381,752

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$9,443	$7,183	$17,826	$13,881
Cost of goods sold(1)(2)	8,092	6,331	15,689	12,750
Gross profit	1,351	852	2,137	1,131
Operating expenses:
Research and development(1)(2)	4,519	3,526	8,006	7,102
Selling, general and administrative(1)(2)	10,696	16,704	18,294	32,685
Total operating expenses	15,215	20,230	26,300	39,787
Loss from operations	(13,864)	(19,378)	(24,163)	(38,656)
Other income (expense):
Change in fair value of warrant liability	1,096	15,151	(3,084)	15,151
Interest expense, net	(12,500)	(6,472)	(22,108)	(10,771)
Other income	1	23	38	73
Net loss	$(25,267)	$(10,676)	$(49,317)	$(34,203)

Net loss applicable to common stockholders per common share:
Basic and diluted	$(3.00)	$(1.35)	$(5.89)	$(4.37)
Weighted average common shares outstanding:
Basic and diluted	8,411,226	7,930,371	8,368,596	7,829,673

(1) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$39	$(11)	$60	$76
Research and development	71	595	164	1,333
Selling, general and administrative	1,538	3,850	490	8,984
Total stock-based compensation expense, net of amounts capitalized	$1,648	$4,434	$714	$10,393

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$1,352	$894	$2,555	$1,830
Research and development	1,382	466	2,179	1,032
Selling, general and administrative	1,155	1,956	2,383	3,912
Total depreciation and amortization	$3,889	$3,316	$7,117	$6,774
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2023
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	126,305	—	—	—	—
Stock-based compensation	—	—	(670)	—	(670)
Net loss	—	—	—	(24,050)	(24,050)
Balance, March 31, 2024	8,437,542	1	317,930	(327,378)	(9,447)
Vesting of restricted stock units, net	136,707	—	—	—	—
Stock-based compensation	—	—	1,875	—	1,875
Net loss	—	—	—	(25,267)	(25,267)
Balance, June 30, 2024	8,574,249	$1	$319,805	$(352,645)	$(32,839)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	7,976,980	$1	$300,645	$(179,313)	$121,333
Vesting of restricted stock units, net	41,502	—	—	—	—
Stock-based compensation	—	—	6,361	—	6,361
Net loss	—	—	—	(23,527)	(23,527)
Balance, March 31, 2023	8,018,482	1	307,006	(202,840)	104,167
Vesting of restricted stock units, net	171,051	—	—	—	—
Cash paid for fractional shares from the Reverse Stock Split	(552)	—	(3)	—	(3)
Stock-based compensation	—	—	4,792	—	4,792
Net loss	—	—	—	(10,676)	(10,676)
Balance, June 30, 2023	8,188,981	$1	$311,795	$(213,516)	$98,280

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(49,317)	$(34,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,332	3,423
Amortization of intangible assets	1,785	3,351
Stock-based compensation expense, net of amounts capitalized	714	10,393
Allowance for expected credit losses	(31)	4
Inventory allowance	212	315
Loss on disposal of property and equipment	42	152
Change in fair value of warrant liability	3,084	(15,151)
Paid-in-kind interest expense	21,652	9,256
Amortization of debt issuance costs	4,200	3,085
Interest expense on financing obligation	363	232
Changes in operating assets and liabilities:
Accounts receivable	608	(106)
Inventory	(1,476)	(975)
Prepaid expenses and other current assets	186	496
Other assets	(2,986)	—
Accounts payable	1,514	842
Operating lease liabilities	(21)	(135)
Finance lease liabilities	6	—
Accrued liabilities	3,049	2,933
Net cash used in operating activities	(11,084)	(16,088)

Investing Activities:
Purchases of property and equipment	(59,824)	(76,187)
Net cash used in investing activities	(59,824)	(76,187)

Financing Activities:
Proceeds from financing obligations	—	35,000
Proceeds from issuance of debt	70,191	72,992
Principal payment on finance lease liabilities	(4)	—
Payment of debt issuance costs	—	(226)
Fractional shares paid in cash pursuant to reverse stock split	—	(3)
Net cash provided by financing activities	70,187	107,763
Net (decrease) increase in cash and cash equivalents and restricted cash	(721)	15,488
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$16,174	$40,426

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$9,685	$33,946
Restricted cash	6,489	6,480
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$16,174	$40,426

Non-cash activities:
Warrants issued in connection with debt modification	$—	$25,697
Purchases of property and equipment included in accounts payable and accrued liabilities	$(153)	$(543)
Interest capitalized to property and equipment, net	$10,108
Stock-based compensation capitalized to property and equipment, net	$491	$936
Non-cash equity settlement on employee receivable	$—	$176

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown produce, focused today on living and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2023 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023, its cash flows for the six months ended June 30, 2024 and 2023, and its stockholders' (deficit) equity for the three and six months ended June 30, 2024 and 2023. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Liquidity

The Company has incurred losses and generated negative cash flows from operations since its inception. At June 30, 2024, the Company had an accumulated deficit of $352.6 million and cash and cash equivalents and restricted cash of $16.2 million.

The Ninth Amendment to the credit facilities with Cargill Financial, as described in Note 6, Debt, allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024. In addition, the Company expects to close in the third quarter of 2024 on the four previously disclosed Conditional Commitment Letters ("CCLs") from a commercial finance lender that were executed in the second half of 2023. Together, the CCLs will provide financing of approximately $228 million to fund its facility expansions, its planned greenfield facility in the Midwest, and working capital needs and to repay certain existing construction financing which is expected to lower the Company’s cost of capital. The funding expected pursuant to the CCLs is subject to the completion of definitive documents and the satisfaction of customary closing conditions.

The Company believes that the $228 million from a commercial finance lender, the Company's current cash position, cash generated from product sales, and anticipated additional deferrals of future cash interest and principal payments under the Company's credit facilities with Cargill Financial will be adequate to fund the Company’s planned operations over the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Unaudited Condensed Consolidated Financial Statements.

3. Inventory
Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Raw materials	$2,816	$1,843
Production	3,512	3,010
Finished goods	111	110
Inventory allowance	(965)	(753)
Total inventory, net	$5,474	$4,210

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Machinery, equipment, and vehicles	$110,188	$44,169
Land	19,253	19,253
Buildings and leasehold improvements	242,751	66,754
Construction-in-progress	14,735	196,324
Less: Accumulated depreciation	(18,666)	(13,334)
Property and equipment, net	$368,261	$313,166

Depreciation expense related to property and equipment was $3.0 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $5.3 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Interest	$13,420	$9,786
Construction	5,558	2,995
Payroll	1,654	2,596
Production	722	690
Professional services	499	411
Other	964	726
Total accrued liabilities	$22,817	$17,204
6. Debt
Debt consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Senior Facility	$358,149	$269,395
Subordinated Facility	51,221	48,132
Unamortized deferred financing costs	(35,342)	(39,542)
Total debt	374,028	277,985
Less short-term portion	(6,734)	—
Total long-term debt	$367,294	$277,985

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

In the first half of 2024, Local Bounti Operating Company LLC, the Company, and certain subsidiaries entered into with Cargill Financial an Eighth Amendment, a Ninth Amendment, and a Tenth Amendment to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements"), as further described below.
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

Ninth Amendment to Credit Agreements

On March 26, 2024, the Company, along with certain of its subsidiaries, entered into a Ninth Amendment to the Original Credit Agreements (the "Ninth Amendment") with Cargill Financial to further amend the Original Credit

Agreements. The Ninth Amendment allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024. The Ninth amendment also provides for up to $15.0 million in working capital for the Company, $15.0 million of which has been drawn down.

Tenth Amendment to Credit Agreements

On June 28, 2024, the Company, along with certain of its subsidiaries, entered into a Tenth Amendment to the Original Credit Agreements (the "Tenth Amendment") with Cargill Financial to further amend the Original Credit Agreements. The Tenth Amendment adds a new maximum operating expense ratio covenant, to be tested beginning with the fiscal quarter ending September 30, 2024.

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

In accordance with the Original Credit Agreements, the Company is required to have a debt service reserve account which is shown as restricted cash on the Consolidated Balance Sheets. The Fifth Amendment and Sixth Amendment, taken together, reduced the minimum balance to maintain in the debt service reserve account to $0 through March 31, 2025. From and after April 1, 2025, the minimum balance to maintain in the debt service reserve account will be increased to two quarters of scheduled interest payments and two quarters of scheduled principal payments. The Sixth Amendment also added a quarterly minimum production covenant for each facility based on pounds produced and sold during the quarter commencing June 30, 2023.

The Amended Credit Agreements also contain certain financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company was in compliance with all applicable covenants as of June 30, 2024.
7. Fair Value Measurements
The following table sets forth by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	June 30, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$15,871	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$10,298

	December 31, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$16,322	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$7,214

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The fair value of the March 2023 Cargill Warrant Liability is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

June 30,
2024
(in thousands)
Balance as of December 31, 2023	$7,214
Fair value measurement adjustments through other income (expense)	3,084
Balance as of June 30, 2024	$10,298

June 30,
2023
(in thousands)
Balance as of March 28, 2023 (initial measurement)	$25,697
Fair value measurement adjustments	(15,151)
Balance as of June 30, 2023	$10,546

The key inputs into the Black-Scholes model used to determine the fair value of the 2023 Cargill Warrant Liability were as follows at their measurement dates:

	June 30,
	2024	2023
Input
Share price	$2.79	$2.72
Risk-free interest rate	4.33%	4.13%
Volatility	125%	132%
Exercise price	$6.50	$13.00
Warrant life (years)	3.7	4.7
Dividend yield	—%	—%

As of June 30, 2024 and December 31, 2023, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Common Stock Purchase Warrant Amendment

On January 23, 2024, the Company entered into an Amendment to Common Stock Purchase Warrant (the "Warrant Amendment") with Cargill Financial to amend that certain Common Stock Purchase Warrant, dated March 28, 2023, issued by the Company to Cargill Financial (the "Original Warrant" and as amended, the "Warrant") to amend the exercise price under Section 2(b) thereunder from $13.00 to $6.50 per share of common stock. The impact of the reduced exercise price was included in the mark-to-market net change in fair value of the warrant liability during the six months ended June 30, 2024.

The Original Warrant was issued by the Company to Cargill Financial to purchase up to 5,353,846 shares of common stock. Pursuant to the Warrant Amendment, the Warrant entitles Cargill Financial to purchase 5,353,846 shares of common stock at an exercise price of $6.50 per share.

8. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the six months ended June 30, 2024 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2023	135,701	$23.60
Vested	(52,193)	$25.73
Unvested and outstanding at June 30, 2024	83,508	$22.27

Total expense of RSAs for the three and six months ended June 30, 2024 was $0.1 million and $0.4 million, respectively. Total expense of RSAs for the three and six months ended June 30, 2023 was $0.3 million and $0.5 million, respectively. As of June 30, 2024, the total compensation cost related to unvested RSAs not yet recognized is $0.3 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 0.6 years.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the six months ended June 30, 2024 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2023	689,837	$47.43
Granted	1,080,345	$2.94
Forfeited	(92,211)	$(47.34)
Vested	(359,308)	$(38.76)
Unvested and outstanding at June 30, 2024	1,318,663	$13.27

Total expense of RSUs, net of amounts capitalized, for the three and six months ended June 30, 2024 was $1.5 million and $0.3 million, respectively. Total expense of RSUs for the three and six months ended June 30, 2023 was $4.1 million and $9.9 million, respectively. As of June 30, 2024, the total compensation cost related to unvested RSUs not yet recognized is $6.1 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 2.0 years.

9. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the three and six months ended June 30, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. If and when applicable, diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2024	2023	2024	2023
Net loss	$(25,267)	$(10,676)	$(49,317)	$(34,203)
Weighted average common shares outstanding, basic and diluted	8,411,226	7,930,371	8,368,596	7,829,673
Net loss per common share, basic and diluted	$(3.00)	$(1.35)	$(5.89)	$(4.37)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted Stock	83,508	222,692	96,031	236,053
Warrants	6,241,475	6,241,475	6,241,475	3,697,659
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
Our Mission and Vision
Our mission is to revolutionize agriculture, ensuring accessibility to fresh, sustainable, locally grown produce to nourish communities everywhere for generations to come. Our vision is to reimagine freshness. We envision a future where transformative innovation and technology combine to enable us to locally grow produce with minimal food miles, ensuring the freshest and most sustainable offerings for communities everywhere. We believe that happy plants make happy taste buds, and we are committed to reimagining the standards of freshness. We also believe that local is the best kind of business, and we are committed to helping communities thrive for generations to come. We are committed to building empowered local teams. Together, we are capable of extraordinary achievements in sustainable agriculture.
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused today on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology® to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached commercial operation by the second half of 2020. In 2021, we successfully completed the expansion of our Montana Facility, more than doubling our production capacity. The Montana Facility is currently used for commercial production, as well as research-and-development activities. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete's. Through the Pete's Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility initially became operational in July 2022 and was significantly expanded in 2023. In 2024, we completed construction on two new facilities in Washington and Texas, bringing our total facility count to six.

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, and AmazonFresh. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We are currently expanding distribution of our Grab & Go Salad Kits and have expanded our baby leaf portfolio by introducing several high-velocity offerings in the second quarter of 2024, including spinach, arugula, and basil. In addition, we are set to introduce 50/50 blend and power greens by the third quarter of 2024. We signed an offtake agreement with Sam's Club in October 2022 for our leafy greens production initially from our Georgia facility and now including both our Georgia and Texas facilities. The offtake agreement provides for the sale of defined minimum quantities of leafy greens from our Georgia and Texas facilities and runs through September 2028.

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

Commercial Facility Expansion Update

Now Shipping Product from Mount Pleasant, TX & Pasco, WA Facilities

We commenced operations at both our Texas and Washington facilities and began shipping product to customers in the second quarter. We were able to scale these facilities in less than one-third of the time that it took to scale Georgia given the advantages of the purpose-built design and other efficiencies that were integrated. The Texas facility fortifies our distribution for Sam’s Club, which expands our service from three distribution centers to six. The Washington facility bolsters our distribution capabilities with new and existing customers in the Pacific Northwest to serve our expanding customer base.

Capacity Expansion Project Update

Plans remain underway to build additional capacity across our network of facilities enabled with our Stack & Flow Technology®. The planned expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The timing and scope of these projects, which includes plans to expand into the Midwest, remain under review pending ongoing discussions with retailers to optimize those facilities for specific products in support of retail commitments and strategies to expand distribution.

Hamilton, Montana Facility Transition to Commercial Production Nearly Complete

The transition of our Montana Facility from a research and development focus to a commercially oriented focus growing produce for sale to customers is nearly complete. This transition follows the capacity enhancements brought about by the completion of the Georgia facility and the commencement of operations at both the Texas and Washington facilities and is expected to help drive us toward our goals of achieving positive adjusted EBITDA in early 2025.

Product Development & Distribution

In the second quarter, we expanded our distribution with Sam's Club for leafy greens production with service commencing from our recently opened facility in Mount Pleasant, Texas. We are now fulfilling shipments to six of Sam's Club's regional distribution centers from two Local Bounti facilities, Mount Pleasant, Texas and Byron, Georgia.

We are also now shipping to Brookshire Grocery Company (“Brookshire's”) locations from our new Mount Pleasant, Texas facility. Brookshire's is stocking our full line of produce products – including our Grab-and-Go Salad Kits, living lettuce and baby leaf varieties – to Brookshire's nearly 180 store locations across three states in the Southeast and Southwest United States.

Starting in the second quarter of 2024, we rolled out our Grab-and-Go Salad Kits to customers representing approximately 200 doors throughout the Pacific Northwest and Southern United States; we expect this to expand to a total of approximately 700 doors in the second half of 2024. These product expansions include four unique flavor offerings: Artisanal Chicken Caesar, Memphis Inspired Chicken, Sweet Poppy Power, and Modern Greek Style.

We are set to expand our product assortment in the third quarter of 2024 by introducing several high-velocity offerings including Arugula, Spring Mix & Spinach Blend, Power Greens, and Basil.

Financing Developments

In July 2024, we entered into negotiations for an additional Conditional Commitment Letter ("CCL") for up to $175 million of potential financing. Combined with the existing $228 million of previously announced CCLs with the same commercial finance lender, we will have CCLs that could provide up to approximately $400 million of financing to fund our existing facility expansions, our planned greenfield facility in the Midwest, working capital needs, strategic growth capital and to repay certain existing construction financing which is expected to lower our cost of capital. The funding expected pursuant to the CCLs is subject to the completion of definitive documents and the satisfaction of customary closing conditions which we believe will be complete in the third quarter of 2024. We have also entered into a non-binding letter of intent for a $55 million sale-lease back of our facility in Byron, GA, subject to the completion of customary diligence and binding documentation.

Factors Affecting Our Financial Condition and Results of Operations

We have expended, and we expect to continue to expend, substantial resources as we:

•complete construction and commissioning of new and expanded facilities;

•standardize operating and manufacturing processes across our facilities including increased expenses associated with growing operations;

•identify and invest in future growth opportunities, including new product lines;

•invest in product innovation and development;

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses

Results of Operations

Three and Six Months Ended June 30, 2024 compared to the Three and Six Months Ended June 30, 2023

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Sales	$9,443	$7,183	2,260	31%	$17,826	$13,881	3,945	28%
Cost of goods sold(1)(2)	8,092	6,331	1,761	28%	15,689	12,750	2,939	23%
Gross profit	1,351	852	499	59%	2,137	1,131	1,006	89%
Operating expenses:
Research and development(1)(2)	4,519	3,526	993	28%	8,006	7,102	904	13%
Selling, general and administrative(1)(2)	10,696	16,704	(6,008)	(36)%	18,294	32,685	(14,391)	(44)%
Total operating expenses	15,215	20,230	(5,015)	(25)%	26,300	39,787	(13,487)	(34)%
Loss from operations	(13,864)	(19,378)	5,514	(28)%	(24,163)	(38,656)	14,493	(37)%
Other income (expense):
Change in fair value of warrant liability	1,096	15,151	(14,055)	(93)%	(3,084)	15,151	(18,235)	(120)%
Interest expense, net	(12,500)	(6,472)	(6,028)	93%	(22,108)	(10,771)	(11,337)	105%
Other income	1	23	(22)	(95)%	38	73	(35)	(48)%
Net loss	$(25,267)	$(10,676)	(14,591)	137%	$(49,317)	$(34,203)	(15,114)	44%

(1) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$39	$(11)	50	(455)%	$60	$76	(16)	(21)%
Research and development	71	595	(524)	(88)%	164	1,333	(1,169)	(88)%
Selling, general and administrative	1,538	3,850	(2,312)	(60)%	490	8,984	(8,494)	(95)%
Total stock-based compensation expense, net of amounts capitalized	$1,648	$4,434	(2,786)	(63)%	$714	$10,393	(9,679)	(93)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$1,352	$894	458	51%	$2,555	$1,830	725	40%
Research and development	1,382	466	916	197%	2,179	1,032	1,147	111%
Selling, general and administrative	1,155	1,956	(801)	(41)%	2,383	3,912	(1,529)	(39)%
Total depreciation and amortization	$3,889	$3,316	573	17%	$7,117	$6,774	343	5%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our six facilities.

Sales increased by $2.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was due to increased production and growth in sales from our facility in Georgia and, to a lesser extent, sales from our newly opened facilities in Texas and Washington.

Sales increased by $3.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was due to increased production and growth in sales from our facility in Georgia and, to a lesser extent, sales from our newly opened facilities in Texas and Washington.

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

Cost of goods sold increased by $1.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to increased production and increased sales of $2.3 million.

Cost of goods sold increased by $2.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to increased production and increased sales of $3.9 million.

Research and Development

Research and development expenses consist primarily of costs related to the continued development of our production, harvesting, and post-harvest packaging methods, techniques, and processes, as well as production surplus costs related to the development and testing of our production processes during the post-commissioning phase at our new facilities. Our research and development efforts are focused on the development of our processes utilizing our facilities, increasing production yields, developing new leafy green SKUs and value-added products such as grab-and-go salads, and exploring new crops, including spinach, arugula, and berries. Research and development is performed at the Montana, Texas, Washington, and Georgia facilities, where we continue to develop our commercial scale Stack & Flow Technology® and processes for implementation throughout our facility footprint.

Research and development costs increased by $1.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 and increased by $0.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. As explained above, as the Georgia facility expansion has been completed and operations have commenced at both the Texas and Washington facilities, there has been a resulting decrease of investment in personnel, materials, supplies, and facility capacity devoted to research and development.

However, in both periods, we incurred costs for the development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs related to the development and testing of our commercial scale Stack & Flow Technology® and production processes at the Georgia, Washington, and Texas facilities.

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

Selling, general, and administrative expenses decreased by $6.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, related to a $2.3 million decrease in stock-based compensation expense, a $1.4 million decrease in salaries, benefits, and payroll related fees, a $1.3 million decrease in legal, accounting, and professional consulting fees, and a $0.4 million decrease in transaction costs.

Selling, general, and administrative expenses decreased by $14.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily related to a $8.5 million decrease in stock-based compensation expense that was a result of prior year awards that were issued at a higher fair value, as compared to the fair value of awards being expensed in the current period, that fully vested and expensed in the prior quarter. Additional decreases as compared to the prior year period were a $2.6 million decrease in legal, accounting, and professional consulting fees, a $1.7 million decrease in salaries, benefits, and payroll related fees, a $0.4 million decrease in transaction costs, and a $0.4 million decrease in marketing and advertising costs.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The decrease in the fair value of warrant liability for the three months ended June 30, 2024 is primarily due to the decrease in our closing stock price at June 30, 2024 compared to the closing stock price on the prior measurement date of March 31, 2024. The increase in fair value of the warrant liability for the six months ended June 30, 2024 is primarily due to a net increase in our closing stock price at June 30, 2024 compared to the closing stock price on the prior measurement date of December 31, 2023. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

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

Interest expense, net increased by $6.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase is primarily due to an increase in the principal amount outstanding on the Senior Facility, and, to a lesser extent, a variable rate increase on the Senior Facility period over period, both of which increased interest expense by $5.7 million over the prior year period. Also contributing to the net increase was $0.3 million of incremental interest expense for the financing obligations related to the California Facilities. During the three months ended June 30, 2024 and 2023, we capitalized $4.4 million and $3.2 million of interest, respectively.

Interest expense, net increased by $11.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase is primarily due to an increase in the principal amount outstanding on the Senior Facility, and, to a lesser extent, a variable rate increase on the Senior Facility period over period, both of which increased interest expense by $10.1 million over the prior year period. Also contributing to the net increase was $1.2 million of incremental interest expense for the financing obligations related to the California Facilities. During the six months ended June 30, 2024 and 2023, we capitalized $10.1 million and $5.3 million of interest, respectively.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At June 30, 2024, we had an accumulated deficit of $352.6 million and cash and cash equivalents and restricted cash of $16.2 million.

The credit facilities with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects, that could cause us to be at risk of default. We are currently in compliance with the financial covenants under the credit facilities, but in the past, we have periodically failed to meet certain quarterly financial covenants. While we were able to obtain permanent waivers for all past covenant violations, there can be no assurances that we will be able to obtain waivers for any future covenant compliance failures. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

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

The Ninth Amendment to the credit facilities with Cargill Financial, as described in Note 6, Debt, of the Unaudited Condensed Consolidated Financial Statements, allows for the payment in kind of the quarterly interest payments due and payable for the quarters ending June 30, 2024, September 30, 2024, and December 31, 2024. In addition, the Company expects to close in the third quarter of 2024 on the four previously disclosed CCLs from a commercial finance lender that were executed in the second half of 2023. Together, the CCLs will provide financing of approximately $228 million. In addition, in July 2024, we entered into negotiations for an additional CCL for up to $175 million of potential financing with the same commercial finance lender. Combined with the existing $228 million of previously announced CCLs, we will have CCLs that could provide up to approximately $400 million of financing to fund our existing facility expansions, our planned greenfield facility in the Midwest, working capital needs, strategic growth capital and to repay certain existing construction financing which is expected to lower our cost of capital. The funding expected pursuant to the CCLs is subject to the completion of definitive documents and the satisfaction of customary closing conditions which we believe will be complete in the third quarter of 2024. We have also entered into a non-binding letter of intent for a $55 million sale-lease back of our facility in Byron, GA, subject to the completion of customary diligence and binding documentation.

The Company believes that financing associated with the CCLs from a commercial finance lender, the Company's current cash position, cash generated from product sales, and anticipated additional deferrals of future cash interest and principal payments under the Company's credit facilities with Cargill Financial will be adequate to fund the Company’s planned operations over the next 12 months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

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

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 6, Debt, of the Unaudited Condensed Consolidated Financial Statements, Cargill Financial may in its discretion provide advances under the Facilities of up to $343.5 million (plus paid-in-kind interest and fees), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of June 30, 2024, a total of $358.1 million and $51.2 million (including paid-in-kind interest and fees) was outstanding on the Senior Facility and the Subordinated Facility, respectively. Also, the credit facilities, as amended, require quarterly principal and interest payments beginning April 1, 2025, which is reflected in the table below, and the funding of a debt service reserve on April 1, 2025 equal to two quarters of principal and interest payments. The Senior Facility and the Subordinated Facility are included in "Short-term debt" and "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheets.

At June 30, 2024, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
Remainder of 2024	$—
2025	66,474
2026	88,632
2027	88,632
2028	423,519
Total	$667,257
_____________________

(1) Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.83% interest rate for the Senior Facility effective as of April 1, 2024.

Financing Obligations

We have two financing obligations related to sale leaseback transactions that did not qualify for sales treatment of the underlying assets. In June 2020, the Company completed the construction of the Montana Facility. Subsequent to its completion, the Company entered into a sale leaseback transaction of the Montana Facility with Grow Bitterroot, LLC, a related party, for total consideration of $6.9 million with a current lease term of 20 years. On April 27, 2023, Hollandia Real Estate, LLC, a wholly owned subsidiary of the Company, and STORE Master Funding XXXI, LLC consummated a $35 million multi-site sale and leaseback transaction with an initial term of 25 years relating to our Carpinteria Facility and our Oxnard Facility (collectively, the "California Facilities").

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2024	$2,468
2025	5,024
2026	5,158
2027	5,297
2028	5,439
Thereafter	121,532
Total financing obligation payments	144,918

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(11,084)	$(16,088)
Net cash used in investing activities	(59,824)	(76,187)
Net cash provided by financing activities	70,187	107,763
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$16,174	$40,426

Net Cash Used In Operating Activities

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 due to a net loss of $49.3 million. This was partially offset by non-cash activities of $21.7 million in paid-in-kind interest, $5.3 million in depreciation expense, $4.2 million in amortization of debt issuance costs, a non-cash loss of $3.1 million related to change in fair value of warrant liability, $1.8 million in amortization expense, and $0.9 million net increase of cash from changes in assets and liabilities.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $59.8 million for the six months ended June 30, 2024, due primarily to purchases of construction materials and services, equipment, and other items for the Washington, Texas, and Georgia facilities.

Net cash used in investing activities was $76.2 million for the six months ended June 30, 2023, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $70.2 million for the six months ended June 30, 2024, comprised of $70.2 million of net proceeds from the issuance of debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

3.3
Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2024).

3.4
Amended and Restated Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2024).

10.1
Amendment to Local Bounti Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2024).

10.2*
Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Tenth Amendment to Credit Agreements, dated as of June 28, 2024).

10.3*
Subordinated Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Tenth Amendment to Credit Agreements, dated as of June 28, 2024).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Chief Executive Officer and Director
Date: August 13, 2024
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President and Chief Financial Officer
Date: August 13, 2024
(Principal Financial and Accounting Officer)