Form 10-Q
period 2024-09-30
Local Bounti Corporation/DE
filed 2024-11-14
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 8,655,669 at November 8, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify these forward-looking statements by the use of terms such as "expect," "anticipate," "believe," "continue," "estimate," "intend," "may," "plan," "project," "forecast," "seek," "should," "target," "will," or similar expressions, and variations or negatives of these words, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, without limitation, statements regarding our ability to raise capital in the future, future financial performance, business strategies including future acquisitions, expansion plans including construction of future facilities, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements:

•Local Bounti’s ability to continue as a going concern and the risk that Local Bounti will fail to obtain additional necessary capital when needed on acceptable terms or at all;
•Local Bounti's ability to generate significant revenue;
•restrictions and covenants contained in Local Bounti's debt facility agreements with Cargill Financial Services International, Inc. ("Cargill Financial") and Local Bounti's ability to comply therewith;
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

The forward-looking statements contained herein are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to, the "Risk Factors" identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the Company's most recent Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$317	$10,326
Restricted cash	6,490	6,569
Accounts receivable, net	2,044	3,078
Inventory, net	6,547	4,210
Prepaid expenses and other current assets	1,905	2,805
Total current assets	17,303	26,988
Property and equipment, net	371,368	313,166
Finance lease right-of-use assets	293	—
Operating lease right-of-use assets	118	172
Intangible assets, net	38,676	41,353
Other assets	3,056	73
Total assets	$430,814	$381,752

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,357	$14,640
Accrued liabilities	23,104	17,204
Short-term debt	13,470	—
Financing obligation	42	—
Operating lease liabilities	69	97
Finance lease liabilities	81	—
Total current liabilities	53,123	31,941
Long-term debt, net of debt issuance costs	384,938	277,985
Financing obligation, noncurrent	49,706	49,225
Operating lease liabilities, noncurrent	65	114
Finance lease liabilities, noncurrent	218	—
Warrant liability	8,377	7,214
Total liabilities	496,427	366,479

Commitments and contingencies (Note 10)

Stockholders' (deficit) equity
Common stock, 0.0001 par value, 400,000,000 shares authorized, 8,650,649 and 8,311,237 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	321,358	318,600
Accumulated deficit	(386,972)	(303,328)
Total stockholders' (deficit) equity	(65,613)	15,273
Total liabilities and stockholders' (deficit) equity	$430,814	$381,752

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$10,242	$6,810	$28,068	$20,691
Cost of goods sold(1)(2)	8,829	6,405	24,518	19,155
Gross profit	1,413	405	3,550	1,536
Operating expenses:
Research and development(1)(2)	7,096	5,001	15,102	12,103
Selling, general and administrative(1)(2)	12,348	14,406	30,642	47,091
Total operating expenses	19,444	19,407	45,744	59,194
Loss from operations	(18,031)	(19,002)	(42,194)	(57,658)
Other income (expense):
Change in fair value of warrant liability	1,921	1,766	(1,163)	16,917
Interest expense, net	(18,312)	(7,105)	(40,420)	(17,876)
Other income	95	83	133	156
Net loss	$(34,327)	$(24,258)	$(83,644)	$(58,461)

Net loss applicable to common stockholders per common share:
Basic and diluted	$(4.01)	$(3.02)	$(9.91)	$(7.41)
Weighted average common shares outstanding:
Basic and diluted	8,568,970	8,019,561	8,436,727	7,893,665

(1) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$15	$24	$75	$100
Research and development	86	343	250	1,676
Selling, general and administrative	1,286	2,898	1,776	11,882
Total stock-based compensation expense, net of amounts capitalized	$1,387	$3,265	$2,101	$13,658

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$1,642	$832	$4,197	$2,662
Research and development	2,852	722	5,031	1,754
Selling, general and administrative	1,374	1,851	3,757	5,763
Total depreciation and amortization	$5,868	$3,405	$12,985	$10,179
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	126,305	—	—	—	—
Stock-based compensation	—	—	(670)	—	(670)
Net loss	—	—	—	(24,050)	(24,050)
Balance, March 31, 2024	8,437,542	1	317,930	(327,378)	(9,447)
Vesting of restricted stock units, net	136,707	—	—	—	—
Stock-based compensation	—	—	1,875	—	1,875
Net loss	—	—	—	(25,267)	(25,267)
Balance, June 30, 2024	8,574,249	1	319,805	(352,645)	(32,839)
Vesting of restricted stock units, net	76,400	—	—	—	—
Stock-based compensation	—	—	1,553	—	1,553
Net loss	—	—	—	(34,327)	(34,327)
Balance, September 30, 2024	8,650,649	$1	$321,358	$(386,972)	$(65,613)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	7,976,980	$1	$300,645	$(179,313)	$121,333
Vesting of restricted stock units, net	41,502	—	—	—	—
Stock-based compensation	—	—	6,361	—	6,361
Net loss	—	—	—	(23,527)	(23,527)
Balance, March 31, 2023	8,018,482	1	307,006	(202,840)	104,167
Vesting of restricted stock units, net	171,051	—	—	—	—
Cash paid for fractional shares from the Reverse Stock Split	(552)	—	(3)	—	(3)
Stock-based compensation	—	—	4,792	—	4,792
Net loss	—	—	—	(10,676)	(10,676)
Balance, June 30, 2023	8,188,981	1	311,795	(213,516)	98,280
Vesting of restricted stock units, net	79,658	—	—	—	—
Stock-based compensation	—	—	3,779	—	3,779
Net loss	—	—	—	(24,258)	(24,258)
Balance, September 30, 2023	8,268,639	$1	$315,574	$(237,774)	$77,801

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2024	2023
Operating Activities:
Net loss	$(83,644)	$(58,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,307	5,152
Amortization of intangible assets	2,678	5,027
Stock-based compensation expense, net of amounts capitalized	2,101	13,658
Allowance for expected credit losses	(55)	5
Inventory allowance	1,664	385
Loss on disposal of property and equipment	1,652	1,375
Change in fair value of warrant liability	1,163	(16,917)
Paid-in-kind interest expense	23,271	15,797
Amortization of debt issuance costs	6,300	5,183
Interest expense on financing obligation	523	144
Changes in operating assets and liabilities:
Accounts receivable	1,090	20
Inventory	(4,002)	(1,284)
Prepaid expenses and other current assets	903	1,291
Other assets	(2,984)	(649)
Accounts payable	5,110	(493)
Operating lease liabilities	(23)	(104)
Finance lease liabilities	21	—
Accrued liabilities	5,630	3,880
Net cash used in operating activities	(28,295)	(25,991)

Investing Activities:
Purchases of property and equipment	(72,629)	(117,241)
Net cash used in investing activities	(72,629)	(117,241)

Financing Activities:
Proceeds from financing obligations	—	35,000
Proceeds from issuance of debt	90,851	101,861
Principal payment on finance lease liabilities	(15)	—
Payment of debt issuance costs	—	(226)
Fractional shares paid in cash pursuant to reverse stock split	—	(3)
Net cash provided by financing activities	90,836	136,632
Net decrease in cash and cash equivalents and restricted cash	(10,088)	(6,600)
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$6,807	$18,338

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$317	$11,814
Restricted cash	6,490	6,524
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$6,807	$18,338

Non-cash activities:
Warrants issued in connection with debt modification	$—	$25,697
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,123	$1,910
Interest capitalized to property and equipment, net	$10,460	$9,486
Stock-based compensation capitalized to property and equipment, net	$655	$1,451
Non-cash equity settlement on employee receivable	$—	$176

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company is a producer of sustainably grown produce, focused primarily on living and loose leaf lettuce, arugula, spinach, and basil. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2023 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023, its cash flows for the nine months ended September 30, 2024 and 2023, and its stockholders' (deficit) equity for the three and nine months ended September 30, 2024 and 2023. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Liquidity and Going Concern

The CEA business is highly capital-intensive. Since its inception, the Company has incurred losses and generated negative cash flows from operations. At September 30, 2024, the Company had an accumulated deficit of $387.0 million and cash and cash equivalents and restricted cash of $6.8 million. Currently, the Company’s primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of products, and the credit facilities with Cargill Financial.
As of September 30, 2024, the Company's outstanding debt principal totaled $431.7 million. On April 1, 2025, the Company is required to begin making quarterly principal payments under the Senior Facility (defined below) and quarterly interest payments under both the Senior Facility and the Subordinated Facility (defined below).
The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities until the Texas and Washington facilities start operating at full commercial scale and generate sufficient gross profit to cover its losses. The Company's cash on hand as of September 30, 2024, and projected cash inflows generated from operations over the next 12 months are not expected to be sufficient to fund anticipated cash outflows for operations and the required debt service obligations beginning April 1, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.
The Company’s Unaudited Condensed Consolidated Financial Statements as of September 30, 2024, do not include any adjustments that might result from the outcome of this uncertainty and have been prepared to assume the Company will continue as a going concern.
The Company’s plan to alleviate the conditions that raised substantial doubt about its ability to continue as a going concern includes the following:

•Renegotiate the terms of the credit facilities with Cargill Financial to provide the Company with additional working capital over the next twelve months, subject to terms and conditions precedent to the Senior Facility.

•Renegotiate the terms of the credit facilities with Cargill Financial to defer all principal payments due under the Senior Facility through November 30, 2025, subject to terms and conditions precedent to the Senior Facility.
•Renegotiate the terms of the credit facilities with Cargill Financial to allow for the payment in kind of the interest payments on the Senior Facility and the Subordinated Facility through November 30, 2025, subject to terms and conditions precedent to the Senior Facility.
•Renegotiate the terms of the credit facilities with Cargill Financial to waive the restricted cash requirement of two quarters of future interest and principal payments through November 30, 2025, subject to terms and conditions precedent to the Senior Facility.
•Continue to ramp production at the Company’s Washington and Texas facilities to full commercial scale to accelerate and significantly increase revenue growth.
•Reduce production costs as a result of manufacturing and technical developments.
•Lower research and development and general and administrative costs.
•Reduce or delay uncommitted capital expenditures, including nonessential facilities and information technology projects.
•Raise additional working capital through other sources of debt and equity financings.

While the Company fully expects to implement and execute its plans and to have access to these additional sources of capital, such plans or other additional sources of financing may not be achievable on favorable terms and conditions, or at all, and these conditions and events in the aggregate do not alleviate substantial doubt regarding the Company’s ability to continue as a going concern over the next twelve months from the date these Unaudited Condensed Consolidated Financial Statements are issued.
Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its economic life are charged to expense as incurred.

Assets to be disposed of by sale are reported as assets held for sale at the lower of the carrying amount or the asset's fair value less cost to sell, and depreciation is ceased. Assets to be disposed of other than by sale are recorded at cost less accumulated depreciation and classified as held and used until the asset is disposed. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.

During the three and nine months ended September 30, 2024, the Company recognized a $1.6 million loss on assets disposed of other than by sale, primarily related to construction-in-progress assets related to certain growing technology and equipment that will not be utilized in the Company's current facilities or in future construction projects, following the Company’s realignment of its facility in Hamilton, Montana (the "Montana Facility") away from a research and development focus and an assessment of recent growing process advancements and alignment of the Company's technology across its facilities. Loss on disposals are included in "Selling, general and administrative" on the Unaudited Condensed Consolidated Statements of Operations.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements in ASU 2024-03 can be applied either on a retrospective or prospective basis. Early adoption is permitted. The Company has not concluded to early adopt or on the method of adopting the provisions of ASU 2024-03 and is currently evaluating the impact of this standard on its Unaudited Condensed Consolidated Financial Statements.
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

3. Inventory
Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Raw materials	$2,728	$1,843
Production	6,127	3,010
Finished goods	109	110
Inventory allowance	(2,417)	(753)
Total inventory, net	$6,547	$4,210

4. Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Land	$19,253	$19,253
Machinery and equipment	113,798	44,169
Greenhouses, buildings and leasehold improvements	251,191	66,754
Construction-in-progress	10,767	196,324
Less: Accumulated depreciation	(23,641)	(13,334)
Property and equipment, net	$371,368	$313,166

Depreciation expense related to property and equipment was $5.0 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $10.3 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Interest	$15,211	$9,786
Construction	3,265	2,995
Payroll	1,245	2,596
Production materials and supplies	1,230	690
Professional services	379	411
Other	1,774	726
Total accrued liabilities	$23,104	$17,204
6. Debt
Debt consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Senior Facility	$378,810	$269,395
Subordinated Facility	52,840	48,132
Unamortized deferred financing costs	(33,242)	(39,542)
Total debt	398,408	277,985
Less short-term portion	(13,470)	—
Total long-term debt	$384,938	$277,985

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

As previously disclosed in the Company's Annual Financial Statements, Local Bounti Operating Company LLC and certain subsidiaries and Cargill Financial entered into a series of amendments: the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment, and the Seventh Amendment to the Original Credit Agreements.

In the first half of 2024, Local Bounti Operating Company LLC, the Company, and certain subsidiaries and Cargill Financial entered into the Eighth Amendment, the Ninth Amendment, and the Tenth Amendment to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements"), as further described below.
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

Tenth Amendment to Credit Agreements

On June 28, 2024, the Company, along with certain of its subsidiaries, entered into a Tenth Amendment to the Original Credit Agreements (the "Tenth Amendment") with Cargill Financial to further amend the Original Credit Agreements. The Tenth Amendment adds a new maximum cash operating expense to revenue ratio covenant, to be tested beginning with the fiscal quarter ending September 30, 2024.

General provisions to the Amended Credit Agreements

The interest rate on the Subordinated Facility is 12.5% per annum. The interest rate on the Senior Facility is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio) per annum, with accrued interest paid quarterly in arrears on the first business day of the subsequent quarter through the maturity date on September 3, 2028. Principal payments are due and payable quarterly under the Senior Facility, beginning April 1, 2025, based on the principal balance as of December 31, 2023 and assuming a fixed 10-year straight line amortization schedule. The remaining unpaid principal balance under both the Senior Facility and the Subordinated Facility is due on the September 3, 2028 maturity date.

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

The Amended Credit Agreements contain a minimum liquidity covenant and certain other financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. The Sixth Amendment added a quarterly minimum production covenant for each facility based on pounds produced and sold during each quarter effective beginning in the second quarter of 2023 and the Tenth Amendment added a cash operating expense to revenue ratio effective beginning in the third quarter of 2024. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including their intellectual property. The Company failed to achieve the minimum liquidity, minimum production, operating expense ratio covenants and exceeded certain capital expenditure limitations during the quarter ended September 30, 2024. The Company was able to obtain waivers for these covenant violations; therefore, it was in compliance with all applicable covenants as of September 30, 2024.
7. Fair Value Measurements
The following table sets forth by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	September 30, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$6,784	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$8,377

	December 31, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$16,322	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$7,214

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The fair value of the March 2023 Cargill Warrant Liability is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

September 30,
2024
(in thousands)
Balance as of December 31, 2023	$7,214
Fair value measurement adjustments through other income (expense)	1,163
Balance as of September 30, 2024	$8,377

September 30,
2023
(in thousands)
Balance as of March 28, 2023 (initial measurement)	$25,697
Fair value measurement adjustments	(16,917)
Balance as of September 30, 2023	$8,780

The key inputs into the Black-Scholes model used to determine the fair value of the 2023 Cargill Warrant Liability were as follows at their measurement dates:

	September 30,
	2024	2023
Input
Share price	$2.50	$2.45
Risk-free interest rate	3.58%	4.60%
Volatility	121%	128%
Exercise price	$6.50	$13.00
Warrant life (years)	3.5	4.5
Dividend yield	—%	—%

As of September 30, 2024 and December 31, 2023, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Common Stock Purchase Warrant Amendment

On January 23, 2024, the Company entered into an Amendment to Common Stock Purchase Warrant (the "Warrant Amendment") with Cargill Financial to amend that certain Common Stock Purchase Warrant, dated March 28, 2023, issued by the Company to Cargill Financial (the "Original Warrant" and as amended, the "Warrant") to amend the exercise price under Section 2(b) thereunder from $13.00 to $6.50 per share of common stock. The initial impact of the reduced exercise price was included in the mark-to-market net change in fair value of the warrant liability during the three months ended March 31, 2024.

The Original Warrant was issued by the Company to Cargill Financial to purchase up to 5,353,846 shares of common stock. Pursuant to the Warrant Amendment, the Warrant entitles Cargill Financial to purchase 5,353,846 shares of common stock at an exercise price of $6.50 per share.
8. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the nine months ended September 30, 2024 is as follows:

	Number of RSAs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2023	135,701	$23.60
Vested	(80,029)	$22.52
Unvested and outstanding at September 30, 2024	55,672	$25.16

Total RSA expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.5 million, respectively. Total RSA expense for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively. As of September 30, 2024, the total compensation cost related to unvested RSAs not yet recognized is $0.1 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the nine months ended September 30, 2024 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2023	689,837	$47.43
Granted	1,108,882	$2.96
Forfeited	(119,659)	$38.20
Vested	(424,616)	$36.51
Unvested and outstanding at September 30, 2024	1,254,444	$12.61

Total RSU expense, net of amounts capitalized, for the three and nine months ended September 30, 2024 was $1.3 million and $1.6 million, respectively. Total RSU expense, net of amounts capitalized, for the three and nine months ended September 30, 2023 was $2.9 million and $12.8 million, respectively. As of September 30, 2024, the total compensation cost related to unvested RSUs not yet recognized is $4.5 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 1.75 years.

9. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the three and nine months ended September 30, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. If and when applicable, diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine months ended September 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2024	2023	2024	2023
Net loss	$(34,327)	$(24,258)	$(83,644)	$(58,461)
Weighted average common shares outstanding, basic and diluted	8,568,970	8,019,561	8,436,727	7,893,665
Net loss per common share, basic and diluted	$(4.01)	$(3.02)	$(9.91)	$(7.41)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted Stock	68,519	222,692	86,746	230,632
Warrants	6,241,475	6,241,475	6,241,475	4,554,915
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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused primarily on living and loose leaf lettuce, arugula, spinach, and basil. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology® to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

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

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, H-E-B, and AmazonFresh. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We recently introduced new Grab & Go Salad Kits and additions to our baby leaf portfolio with several high-velocity offerings, including spinach, arugula, and basil. In addition, we introduced 50/50 blend and power greens in the third quarter of 2024. We signed an offtake agreement with Sam's Club in October 2022 for our leafy greens production initially from our Georgia facility and now including both our Georgia and Texas facilities. The offtake agreement provides for the sale of defined minimum quantities of leafy greens from our Georgia and Texas facilities and runs through September 2028.

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

Commercial Facility Update

Hamilton, Montana Facility Transition to Commercial Production Now Complete

We completed the transition of our Montana facility from a research and development focus to a commercially oriented focus growing produce for sale to customers in the third quarter of 2024. This transition follows the capacity enhancements brought about by the completion of the Georgia facility and the commencement of operations at both the Texas and Washington facilities and is expected to help drive toward our goal of achieving positive adjusted EBITDA in the second quarter of 2025.

Capacity Expansion Project Update

Plans remain in place to build additional capacity across our network of facilities enabled with our Stack & Flow Technology®. The planned expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The timing and scope of these projects, which include plans to expand into the Midwest, remain under review pending ongoing discussions with retailers to optimize those facilities for specific products in support of retail commitments and strategies to expand distribution.

Product Development & Distribution

We expanded our product assortment in the third quarter of 2024 by introducing several high-velocity offerings, including Arugula, Spinach, Spring Mix & Spinach Blend, Power Crisp, and Basil. We began shipping our entire assortment to customers during the third quarter and added additional distribution with retailers in the mass and grocery channels in the fourth quarter.

We continued our rollout of Grab-and-Go Salad Kits to customers throughout the Pacific Northwest and Southern United States. The Grab-and-Go assortment includes four unique flavor offerings: Artisanal Chicken Caesar, Memphis Inspired Chicken, Sweet Poppy Power, and Modern Greek Style.

Factors Affecting Our Financial Condition and Results of Operations

We have expended, and we expect to continue to expend substantial resources as we:

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

•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products; and

•incur additional general administration expenses

Results of Operations

Three and Nine Months Ended September 30, 2024 compared to the Three and Nine Months Ended September 30, 2023

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Sales	$10,242	$6,810	3,432	50%	$28,068	$20,691	7,377	36%
Cost of goods sold(1)(2)	8,829	6,405	2,424	38%	24,518	19,155	5,363	28%
Gross profit	1,413	405	1,008	249%	3,550	1,536	2,014	131%
Operating expenses:
Research and development(1)(2)	7,096	5,001	2,095	42%	15,102	12,103	2,999	25%
Selling, general and administrative(1)(2)	12,348	14,406	(2,058)	(14)%	30,642	47,091	(16,449)	(35)%
Total operating expenses	19,444	19,407	37	—%	45,744	59,194	(13,450)	(23)%
Loss from operations	(18,031)	(19,002)	971	(5)%	(42,194)	(57,658)	15,464	(27)%
Other income (expense):
Change in fair value of warrant liability	1,921	1,766	155	9%	(1,163)	16,917	(18,080)	(107)%
Interest expense, net	(18,312)	(7,105)	(11,207)	158%	(40,420)	(17,876)	(22,544)	126%
Other income	95	83	12	14%	133	156	(23)	(15)%
Net loss	$(34,327)	$(24,258)	(10,069)	42%	$(83,644)	$(58,461)	(25,183)	43%

(1) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$15	$24	(9)	(38)%	$75	$100	(25)	(25)%
Research and development	86	343	(257)	(75)%	250	1,676	(1,426)	(85)%
Selling, general and administrative	1,286	2,898	(1,612)	(56)%	1,776	11,882	(10,106)	(85)%
Total stock-based compensation expense, net of amounts capitalized	$1,387	$3,265	(1,878)	(58)%	$2,101	$13,658	(11,557)	(85)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$1,642	$832	810	97%	$4,197	$2,662	1,535	58%
Research and development	2,852	722	2,130	295%	5,031	1,754	3,277	187%
Selling, general and administrative	1,374	1,851	(477)	(26)%	3,757	5,763	(2,006)	(35)%
Total depreciation and amortization	$5,868	$3,405	2,463	72%	$12,985	$10,179	2,806	28%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our six facilities.

Sales increased by $3.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due to increased production and growth in sales from our facility in Georgia and sales from our new facilities in Texas and Washington, which began shipping and sell products in the second quarter of 2024.

Sales increased by $7.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was due to increased production and growth in sales from our facility in Georgia and, to a lesser extent, sales from our new facilities in Texas and Washington, which began shipping and sell products in the second quarter of 2024.

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

Cost of goods sold increased by $2.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

Cost of goods sold increased by $5.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

Research and Development

Research and development expenses consist primarily of costs related to the continued development of our production, harvesting, and post-harvest packaging methods, techniques, and processes, as well as production surplus costs related to the development and testing of our production processes during the post-commissioning phase at our new facilities. Our research and development efforts are focused on the development of environmental controls and Stack and Flow processes to increase production yields and to develop new leafy green SKUs, value-added products such as grab-and-go salads, and new crops, including spinach, arugula, basil, and berries. Research and development is performed at the Montana, Texas, Washington, California, and Georgia facilities, where we continue to develop our commercial scale Stack & Flow Technology® and processes for implementation throughout our facility footprint.

Research and development costs increased by $2.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 and increased by $3.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase for both the quarter to date and year to date period is related primarily to the additional development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs, related to the development and testing of our commercial scale Stack & Flow Technology® and production processes at the Washington, and Texas facilities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, human resources and sales and marketing teams, expenses for third-party professional services, insurance, marketing, advertising, computer hardware and software, and amortization of intangible assets, among others. We expect selling, general, and administrative expenses to continue decreasing for the remainder of 2024 due primarily to realized employee related cost savings of approximately $5.0 million on an annualized basis as a result of our actions to streamline our organizational structure in late 2023 and early 2024.

Selling, general, and administrative expenses decreased by $2.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, related to a $1.6 million decrease in stock-based compensation expense, a $0.5 million decrease in salaries, benefits, and payroll related fees, a $0.3 million decrease in legal, accounting, and professional consulting fees, and a $0.1 million decrease in marketing and advertising costs, which was partially offset by an increase of $0.4 million on loss on disposal of fixed assets.

Selling, general, and administrative expenses decreased by $16.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily related to a $10.1 million decrease in stock-based compensation expense that was a result of prior year awards that were issued at a higher fair value, as compared to the fair value of awards being expensed in the current period, that fully vested and expensed in prior periods. Additional decreases as compared to the prior year period were a $2.9 million decrease in legal, accounting, and professional consulting fees, a $2.2 million decrease in salaries, benefits, and payroll related fees, a $0.5 million decrease in transaction costs, and a $0.5 million decrease in marketing and advertising costs, which was partially offset by an increase of $0.4 million on loss on disposal of fixed assets.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The decrease in the fair value of warrant liability for the three months ended September 30, 2024 is primarily due to the decrease in our closing stock price at September 30, 2024 compared to the closing stock price on the prior measurement date of June 30, 2024. The increase in fair value of the warrant liability for the nine months ended September 30, 2024 is primarily due to a net increase in our closing stock price at September 30, 2024 compared to the closing stock price on the prior measurement date of December 31, 2023. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans from Cargill Financial and also interest recognized per the terms of our financing obligations related to our Montana Facility and our Carpinteria Facility and Oxnard Facility (collectively, the “California Facilities”). We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets.

Interest expense, net increased by $11.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase is primarily due to a significant increase in the principal amount outstanding on the Senior Facility which increased interest expense by $10.9 million over the prior year period. Also contributing to the net increase was $0.3 million of incremental interest expense for the financing obligations related to the California Facilities. During the three months ended September 30, 2024 and 2023, we capitalized $0.4 million and $4.2 million of interest, respectively.

Interest expense, net increased by $22.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is primarily due to a significant increase in the principal amount outstanding on the Senior Facility which increased interest expense by $21.0 million over the prior year period. Also contributing to the net increase was $1.5 million of incremental interest expense for the financing obligations related to the California Facilities. During the nine months ended September 30, 2024 and 2023, we capitalized $10.5 million and $9.5 million of interest, respectively.

Liquidity and Capital Resources

The CEA business is highly capital-intensive. Since our inception, we have incurred losses and generated negative cash flows from operations. At September 30, 2024, we had an accumulated deficit of $387.0 million and, cash and cash equivalents and restricted cash of $6.8 million. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the credit facilities with Cargill Financial.

As of September 30, 2024, our outstanding debt principal totaled $431.7 million, and on April 1, 2025, we are required to begin making quarterly principal payments under the Senior Facility and quarterly interest payments under both the Senior Facility and the Subordinated Facility. Also, the credit facilities contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity, and other financial covenants, and material adverse effects that could cause us to be at risk of default.

During the quarter ended September 30, 2024, we failed to comply with the following financial covenants: minimum liquidity, minimum production, maximum cash operating expense ratio, and certain capital expenditure limitations. We obtained waivers for these covenant violations and, therefore, are in compliance with the credit facilities’ covenants as of September 30, 2024. While we obtained permanent waivers for all past covenant violations, there can be no assurances that we will be able to obtain waivers for any future covenant compliance violations. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities until the Texas and Washington facilities start operating at full commercial scale and generate sufficient gross profit to cover our losses. Our cash on hand as of September 30, 2024, and projected cash inflows generated from operations over the next 12 months are expected to be insufficient to fund anticipated cash outflows for operations and the required debt service obligations beginning April 1, 2025. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months.

Our plan to alleviate the conditions that raised substantial doubt about our ability to continue as a going concern includes the following:

•Renegotiate the terms of the credit facilities with Cargill Financial to provide additional working capital over the next twelve months, subject to terms and conditions precedent to the Senior Facility.
•Renegotiate the terms of the credit facilities with Cargill Financial to defer all principal payments due under the Senior Facility through November 30, 2025, subject to terms and conditions precedent to the Senior Facility.
•Renegotiate the terms of the credit facilities with Cargill Financial to allow for the payment in kind of the interest payments on the Senior Facility and the Subordinated Facility through November 30, 2025, subject to terms and conditions precedent to the Senior Facility.
•Renegotiate the terms of the credit facilities with Cargill Financial to waive the restricted cash requirement of two quarters of future interest and principal payments through November 30, 2025, subject to terms and conditions precedent to the Senior Facility.
•Continue to ramp production at the Company’s Washington and Texas facilities to full commercial scale to accelerate and significantly increase revenue growth.
•Reduce production costs as a result of manufacturing and technical developments.
•Lower research and development and general and administrative costs.
•Reduce or delay uncommitted capital expenditures, including nonessential facilities and information technology projects.
•Raise additional working capital through other sources of debt and equity financings.

While we fully expect to implement and execute our plans and to have access to these additional sources of capital, such plans or other additional sources of financing may not be achievable on favorable terms and conditions, or at all, and these conditions and events in the aggregate do not alleviate substantial doubt regarding our ability to continue as a going concern over the next twelve months from the date these Unaudited Condensed Consolidated Financial Statements are issued.

This substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital, and failure to obtain this necessary capital on acceptable terms, or at all, may force us to delay, limit, reduce, or terminate our operations and future growth. We will need to raise additional working capital funds to operate our business and fund continued construction, commissioning, and operating at commercial scale with sufficient gross profit, which is expected to extend beyond the next twelve months from the date these Unaudited Condensed Consolidated Financial Statements are issued. If additional financing is available, financing terms may lead to significant dilution of our stockholders’ equity.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 6, Debt, of the Unaudited Condensed Consolidated Financial Statements, Cargill Financial may in its sole discretion provide advances under the Facilities of up to $343.5 million (plus paid-in-kind interest and fees), including working capital advances and capital to fund the remaining construction costs at our facilities in Georgia, Texas, and Washington, subject to certain conditions. The credit facilities, as amended, require quarterly principal and interest payments beginning April 1, 2025, which is reflected in the table below, and the funding of a debt service reserve on April 1, 2025 equal to two quarters of principal and interest payments. The Senior Facility and the Subordinated Facility are included in "Short-term debt" and "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheets.

At September 30, 2024, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
Remainder of 2024	$—
2025	65,361
2026	87,148
2027	87,148
2028	433,143
Total	$672,800
_____________________

(1) Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 13.10% interest rate for the Senior Facility effective as of October 1, 2024.

Financing Obligations

We have two financing obligations related to sale leaseback transactions that did not qualify for sales treatment of the underlying assets. In June 2020, the Company completed the construction of the Montana Facility. Subsequent to its completion, the Company entered into a sale leaseback transaction of the Montana Facility with Grow Bitterroot, LLC, a related party, for total consideration of $6.9 million with a current lease term of 20 years. On April 27, 2023, Hollandia Real Estate, LLC, a wholly owned subsidiary of the Company, and STORE Master Funding XXXI, LLC consummated a $35 million multi-site sale and leaseback transaction with an initial term of 25 years relating to our California Facilities.

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2024	$1,237
2025	5,024
2026	5,158
2027	5,297
2028	5,439
Thereafter	121,532
Total financing obligation payments	143,687

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(28,295)	$(25,991)
Net cash used in investing activities	(72,629)	(117,241)
Net cash provided by financing activities	90,836	136,632
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$6,807	$18,338

Net Cash Used In Operating Activities

Net cash used in operating activities was $28.3 million for the nine months ended September 30, 2024 primarily due to a net loss of $83.6 million. This was partially offset by non-cash activities of $23.3 million in paid-in-kind interest, $10.3 million in depreciation expense, $6.3 million in amortization of debt issuance costs, $2.7 million in amortization expense, $2.1 million in stock-based compensation expense, net of amounts capitalized, and $5.7 million net increase of cash from changes in operating assets and liabilities.

Net cash used in operating activities of $26.0 million for the nine months ended September 30, 2023 was driven by a net loss of $58.5 million. The net loss included a non-cash gain in fair value of warrant liability of $16.9 million. These amounts were partially offset by non-cash activities of $13.7 million in stock-based compensation expense, net of amounts capitalized, $15.8 million of paid-in-kind interest, $5.2 million in depreciation expense, $5.0 million in amortization expense, $5.2 million in amortization of debt issuance costs, and $2.7 million net increase of cash from changes in operating assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $72.6 million for the nine months ended September 30, 2024, due primarily to purchases of construction materials and services, equipment, and other items for the Washington, Texas, and Georgia facilities.

Net cash used in investing activities was $117.2 million for the nine months ended September 30, 2023, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $90.8 million for the nine months ended September 30, 2024, comprised of $90.9 million of net proceeds from the issuance of debt.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to Local Bounti's Business

There is substantial doubt regarding Local Bounti’s ability to continue as a going concern. Local Bounti will require additional financing to continue as a going concern, and a failure to obtain this necessary capital on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If additional financing is available, financing terms may lead to significant dilution of our stockholders’ equity.

The CEA business is highly capital-intensive. Local Bounti has incurred losses and generated negative cash flows from operations since its inception. At September 30, 2024, Local Bounti had an accumulated deficit of $387.0 million and cash and cash equivalents and restricted cash of $6.8 million. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the Facilities with Cargill Financial.

Local Bounti’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities until the Texas and Washington facilities start operating at full commercial scale and begin generating sufficient positive gross profit to cover its losses. These conditions raise substantial doubt about Local Bounti’s ability to continue as a going concern through the next twelve months. This substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. We plan to provide for our capital requirements through amounts available under our credit facilities with Cargill Financial, our current cash position, cash generated from product sales, anticipated additional deferrals of future cash interest and principal payments under the Company's credit facilities with Cargill Financial, and additional working capital through other sources of debt and equity financings. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all, and failure to obtain this necessary capital may force Local Bounti to delay, limit, reduce or terminate its operations and future growth.

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

Local Bounti's credit facilities with Cargill Financial are secured by all of the Company's and its subsidiaries' assets, including their intellectual property. Additionally, the definitive documentation for the credit facilities states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti's business, financial condition and results of operations. The credit facilities with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects, that could cause us to be at risk of default. We are currently in compliance with the financial covenants under the credit facilities, but in the past, we have periodically failed to meet certain quarterly financial covenants. While we were able to obtain permanent waivers for all past covenant violations, there can be no assurances that we will be able to obtain waivers for any future covenant compliance violations. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The pledge of our assets and other restrictions may also limit Local Bounti's flexibility in raising capital for other purposes. Because all of Local Bounti's assets are pledged under the credit facility, Local Bounti's ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti's financial flexibility. Further, there are numerous conditions precedent to drawing down amounts available under the credit facility, including that amounts remaining to be drawn are at Cargill Financial's discretion. If we are unable to meet these conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely affect our business and operations. Refer to Note 6, Debt, of the Unaudited Condensed Consolidated Financial Statements for more information about the credit facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Chief Executive Officer and Director
Date: November 14, 2024
(Principal Executive Officer)

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President and Chief Financial Officer
Date: November 14, 2024
(Principal Financial and Accounting Officer)