Form 10-K
period 2024-12-31
Local Bounti Corporation/DE
filed 2025-03-31
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number	001-40125

LOCAL BOUNTI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			83-3686055
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S Employer Identification No.)
490 Foley Lane	Hamilton	MT	59840
(Address of Principal Executive Offices, Including Zip Code)

(800)	640-4016
(Registrant's Telephone Number, Including Area Code)

400 W. Main St.	Hamilton	MT	59840
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	LOCL	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.9 million as of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Local Bounti Corporation's common stock was 10,633,947 at March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 11, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Local Bounti's ability to defend itself against intellectual property infringement claims or other litigation;
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
 PART I
Item 1. Business

Our Mission and Vision

Our mission is to revolutionize agriculture, ensuring accessibility to fresh, sustainable, locally grown produce to nourish communities everywhere for generations to come. Our vision is to reimagine freshness. We envision a future where transformative innovation and technology combine to enable us to locally grow produce with minimal food miles, ensuring the freshest and most sustainable offerings for communities everywhere. We believe that happy plants make happy taste buds, and we are committed to reimagining the standards of freshness. We also believe that local is the best kind of business, and we are committed to helping communities thrive for generations to come. We are committed to building empowered local teams. Together, we believe we are capable of extraordinary achievements in sustainable agriculture.
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

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019 and reached full commercial operation by the second half of 2020. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete’s (the "Pete's Acquisition"). Through the Pete’s Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility initially became operational in July 2022 and was significantly expanded in 2023. In 2024 we completed construction of two new facilities in Washington and Texas, bringing our total facility count to six.

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, H-E-B, Sprouts, and AmazonFresh. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We recently introduced new Grab & Go Salads and additions to our baby leaf portfolio with several high-velocity offerings, including Spinach, Arugula, and Basil. In addition, we introduced 50/50 blend and power greens in the third quarter of 2024. We signed an offtake agreement with Sam's Club in October 2022 for our leafy greens production initially from our Georgia facility and now including both our Georgia and Texas facilities. The offtake agreement provides for the sale of defined minimum quantities of leafy greens from our Georgia and Texas facilities and runs through September 2028.

We intend to continue to increase our production capacity and expand our reach to new markets, new geographies, and new customers through building of new facilities, the expansion of existing facilities, or the acquisition of existing greenhouse facilities, which we would evaluate to update with our Stack & Flow Technology®. We conduct an ongoing build-versus-buy analysis whenever we decide to build a new facility or acquire an existing facility. We also continue to explore expanding our product offerings to new varieties of fresh greens, herbs, berries and other produce. Additionally, we evaluate commercial opportunities as part of these expansion efforts on an ongoing basis.
Business Summary
Our differentiation is rooted in our focus on unit economics, and is compounded by our modular and locally distributed facility strategy, brand and product diversity, and a strong focus on sustainability.
Our focus on unit economics shapes our execution strategy, which supports our value proposition and increases value for all stakeholders. Our customers receive more value for their money and decrease their food waste, capital providers experience a lower risk profile, and we promote greater sustainability for both people and the planet. Through yield, resource efficiency and sustainability, cost reduction, and logistics savings, we provide enhanced value for all stakeholders.

Our hybrid facility design is at the core of our focus on unit economics and serves as a platform intended to grow margins through investment in technology and yield improvement. In our facility configuration, we grow plants during their early development period "stacked" in a space and energy efficient vertical nursery. This configuration reduces facility square footage and increases returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment greenhouses, where young plants accelerate growth when exposed to a specified set of conditions involving natural light, temperature, humidity, carbon dioxide, nutrients, pH balance, and other key elements. With this approach, we believe that once Stack & Flow Technology® is fully commissioned at a facility, the facility will yield 1.5 to 2.0 times more produce than traditional CEA greenhouse farms. This is evidenced in our Georgia facility, whereupon the commissioning of our Stack & Flow Technology®, we doubled run-rate production. For example, at our Texas and Washington facilities, we are observing yield rates that are 1.5 to 2.0 times better than CEA greenhouse industry performance.

We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to leverage our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally and sustainably grown produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our Stack & Flow Technology®. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.

Local Bounti products are currently sold at approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, H-E-B, Sprouts, and AmazonFresh. Our stock keeping unit (“SKU”) assortment at the end of 2024 includes 32 SKUs across living and loose leaf lettuce, spinach, arugula, basil, organic and conventional, cress and value add product lines. In the future, we seek to co-locate with nationally recognized distributors to leverage their existing networks and thereby further decrease the carbon footprint of duplicative distribution, and we are currently evaluating the implementation of this strategy through our existing distribution network.

We expanded our product assortment in 2024 by introducing several high-velocity offerings, including Arugula, Spinach, Spring Mix & Spinach Blend, Power Crisp, and Basil. We began shipping our entire assortment to customers during the third quarter of 2024 and added additional distribution with retailers in the mass and grocery channels in the fourth quarter. We continued to rollout Grab & Go Salads to customers throughout the Pacific Northwest and Southern United States in 2024. The Grab & Go Salads assortment includes four unique flavor offerings: Artisanal Chicken Caesar, Memphis Inspired Chicken, Sweet Poppy Power, and Modern Green Style. In the second quarter of 2025, we plan expand our product assortment further, with the launch of new, built-in-house salad kits, adding more optionality for our end consumers. We believe the power of our brand and the quality of our products allow customers and consumers to associate Local Bounti produce with freshness and sustainability, and choose our products to enhance their diets while safeguarding the environment. Paired with our geographically distributed production, we believe that our branding and SKU diversity will allow us to capture greater market share with customers and consumers who seek a diversity of leafy green produce and are oriented to locally produced, sustainable food.
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
Market Overview
According to the U.N., the world’s population is projected to keep growing over the next 50 to 60 years, reaching a peak of approximately 10.3 billion people in the mid-2080s, up from 8.2 billion in 2024. The majority will reside in urban areas, which creates challenges related to energy, transportation, housing, and food availability. Additionally, consumer demands are pushing agricultural businesses to produce food in safer, more transparent, personalized, and sustainable ways.

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

Increasing focus on healthy eating. Over the past few decades, there has been a growing consumer focus on healthy eating. Individuals are increasingly conscious of their diets and are opting for more fresh vegetables and produce. According to the International Food Information Council's 2023 Food and Health Survey of American Consumers, about 74% of Americans believe that the foods and beverages they consume have a significant or moderate impact on their overall well-being.

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
CEA can offer the food industry resiliency and dependability beyond what traditional agriculture can offer. CEA can produce a broad array of products consistently, year-round, despite weather or other adverse growing conditions. CEA can also be implemented locally, which reduces the supply-chain risk associated with distanced or international suppliers. Recent events, including the COVID-19 pandemic, have forced grocers, restaurants, and other food providers to reconsider their supply chain risk and seek reliable and less variable suppliers. Additionally, the food industry has faced increasing challenges related to product recalls and contamination issues in traditional agriculture, often linked to factors such as soilborne pathogens, pesticide exposure, and inconsistent quality control. CEA minimizes these risks by providing a controlled, sterile environment that reduces exposure to contaminants, enhancing food safety and reducing costly recalls. We believe that CEA represents an attractive alternative for industry players seeking greater reliability and will lead to further adoption.

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

According to publicly available research in October 2024, the U.S. market for fruit and vegetables has an estimated total addressable market of greater than $100 billion. Local Bounti initially focused on the Western half of the United States, where we continue to see the Mountain and West regions as attractive target markets given their historical struggles with food scarcity and the greenfield opportunity for us to be the first large-scale CEA operator in many parts of this region. With the completion of our Texas and Washington facilities in 2024, Local Bounti now operates six facilities, spread across the Northwest, West, South and Southeastern United States, allowing us to capture a greater portion of the U.S. TAM. Our location selection analysis suggests that we will be able to build distributed, regional facilities that each serve multiple regional population centers, giving leverage to local production on a regional basis. Additionally, we target initial addressable market facility expansion in states with favorable conditions for growth in light industrial production, including favorable state and local processes for facility siting, permitting, construction and operation. Additionally, we may target existing greenhouse or CEA operations for acquisitions if they are strategically located and meet our other business criteria, including, for example, the Pete's Acquisition.

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

Our approach combines the features that we found most attractive from vertical farming and traditional CEA greenhouse growing to grow plants during their early development in our "stack" phase. This reduces facility square footage, drives capital expenditure and operating expenditure efficiency, increases the annual turns of the farm, and ultimately leads to increased returns on invested capital. The vertical nursery produces a stock of young plants to fill growing space in our controlled environment greenhouses, where young plant growth is accelerated when exposed to a specified set of conditions, including natural light, temperature, humidity, carbon dioxide, nutrients, pH balance and other key variables.
We believe that we are well-positioned to redefine sustainability standards for indoor agriculture while delivering the freshest and highest quality produce to local communities with minimal carbon footprint. The key components to Local Bounti's strategy are set forth below.

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

Modular and distributed production. Local Bounti uses a modular building system, which reduces time and cost of construction. Facilities are designed for automation and efficiency without being capital intensive. Pre-engineered, off-the-shelf construction and in-house developed technologies are used, which help to lower risks of execution for building and commissioning new production facilities (or updating existing facilities). For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our Stack & Flow Technology®. Our approach is to build geographically distributed production so we can provide customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. The Montana Facility was built in 2019 and reached full commercial operation by the second half of 2020. The Montana Facility underwent an expansion, which was completed in the third quarter of 2021 and was fully commissioned in the fourth quarter of 2021. Our Georgia facility was acquired as part of the Pete's Acquisition during its first phase of construction. The first phase of this facility became operational in July 2022 and was further expanded in 2023. During the fourth quarter of 2023, we also implemented our patented Stack & Flow Technology® at the Georgia facility, which doubled run-rate production. In the second quarter of 2024, we commenced operations at both our Texas and Washington facilities and began shipping product. We were able to scale these facilities in less than one-third of the time that it took to scale Georgia given the advantages of purpose-built design and other efficiencies that were integrated. The Texas facility fortifies our distribution for Sam’s Club, which expands our service from three distribution centers to six. The Washington facility bolsters our distribution capabilities with new and existing customers in the Pacific Northwest to serve our expanding customer base.

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

Branded product with SKU diversity. Local Bounti products are currently sold at approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, H-E-B, Sprouts, and AmazonFresh. We believe that customers and consumers will associate our brand with high quality, locally grown produce with better taste, freshness, and significantly longer shelf life. Our modular, distributed model and Stack & Flow Technology® allows for high SKU diversity. At the end of 2024, Local Bounti offered 32 SKUs across living and loose leaf lettuce, spinach, arugula, basil, organic and conventional, cress and value add product lines, and intends to continue to expand its SKUs to meet customer demand. We believe that SKU diversity in these markets will allow us to capture more in-store real estate and will result in consumer loyalty across multiple regional markets.
Select Local Bounti Product Offerings

Montana Facility. Our Montana Facility was built in 2019 and reached commercial operations in the second half of 2020. The Montana Facility incorporates our patented Stack & Flow Technology®, including five operational greenhouses, a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. By leveraging our flexible modular approach, we completed an increase to the capacity of the Montana Facility by approximately 140% to 12 hydroponic ponds in the third quarter of 2021, which is now operational, and was fully commissioned in the fourth quarter of 2021. In the third quarter of 2024, we completed the transition of our Montana facility from a research and development focus to a commercially oriented focus growing produce for sale to customers. This transition follows the capacity enhancements brought about by the completion of the Georgia facility and the commencement of operations at both the Texas and Washington facilities and is expected to help drive toward our goal of achieving positive adjusted EBITDA.
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
Washington Facility. Our Washington facility began operations in the second quarter of 2024. The facility sits on 28.3 acres of land and includes 3 acres under glass with 8 lines of channel growing systems paired with our patented Stack & Flow Technology®. The facility was built with future expansion capabilities in mind, and also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves.
Texas Facility. Our Texas facility began operations in the second quarter of 2024. The facility sits on 50 acres of land and includes 6 acres under glass with 16 lines of channel growing systems paired with our patented Stack & Flow Technology®. The facility also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested product into package goods that are ready for retail shelves. The Texas facility is designed and laid out for potential future expansion.
Development Pipeline. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Plans remain in place to build additional capacity across our network of facilities enabled with our Stack & Flow Technology®. The planned expansion are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The timing and scope of these projects, which includes plans to expand into the Midwest, remain under review pending ongoing discussions with retailers to optimize those facilities for specific products in support of retail commitments and strategies to expand distribution.
Grown with Fewer Pesticides and Herbicides. Local Bounti produce is grown with significantly less pesticides and herbicides than traditional field-grown produce, is non-GMO, and is certified with Harmonized Good Agricultural Practices under a Global Food Safety Initiative ("GFSI") benchmarked program.
Cargill Relationship. We have entered into credit agreements with Cargill Financial, as described in Note 7, Debt, of the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K

Our Competitive Strengths
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

Highly scalable turnkey platform. Local Bounti's facilities are designed to use pre-engineered, pre-fabricated and standardized components to enable efficient expansion with low execution risk or added costs. Our facilities have been purposely designed for rapid expansion, allowing us to potentially build and commission a facility within 15 months of land acquisition. For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our patented Stack & Flow Technology®, which would then benefit from the same baseline platform.

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

Scale our platform by adding additional capacity and new facilities near our customers. We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to maximize our national distribution footprint. Key considerations include meeting known product demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our patented Stack & Flow Technology®. We are working to develop key partnerships with agricultural and equipment vendors to ensure efficient construction. As a result, we believe we can build, scale and commission a facility within 15 months of acquiring the underlying land, which we believe is significantly faster than our competitors. This strategy enables us to reduce the distance of our farms to our customers by more than 50% of the distance that is standard in the industry, mitigate supply chain risk, simplify transportation logistics and reduce food spoilage and waste.
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
Expand our product line. Utilizing our advanced design and technology features, including strategic partitioning and environment control technology, we intend to leverage our proven ability to efficiently accommodate greater product diversity at our facilities. We believe our differentiated hybrid technology will yield greater product diversity over a reduced footprint. At the end of 2024, we offered 32 SKUs across living and loose leaf lettuce, spinach, arugula, basil, organic and conventional, cress and value add product lines. We expanded our product assortment in the third quarter of 2024 by introducing several high-velocity offerings, including Arugula, Spinach, Spring Mix & Spinach Blend, Power Crisp, and Basil. We began shipping our entire assortment to customers during the third quarter of 2024 and added additional distribution with retailers in the mass and grocery channels in the fourth quarter. We continued to rollout Grab & Go Salads to customers throughout the Pacific Northwest and Southern United States in 2024. The Grab & Go Salads assortment includes four unique flavor offerings: Artisanal Chicken Caesar, Memphis Inspired Chicken, Sweet Poppy Power, and Modern Green Style. In the second quarter of 2025, we plan to expand our product assortment further, with the launch of new, built-in-house salad kits, adding more optionality for our end consumers.
Continue to develop and diversify our sales channels and geographies. We intend to expand our sales channels where we can enhance our brand and maximize the efficiency of our distribution. We focus on the retail channel and complement our distribution with foodservice. In the future, we seek to co-locate with nationally recognized distributors in order to leverage their existing distribution networks and thereby decrease further the carbon footprint by not adding additional distribution, and we are currently evaluating implementation of this strategy through our existing distribution network. We believe that in time, our leading technology and brand will enable licensing and franchising opportunities to other indoor agriculture operators, with minimal capital investment from us. Lastly, global regions with geographic constraints to traditional agriculture, such as the Middle East and parts of Asia have expressed interest in expanding CEA capabilities and represent potential significant opportunities for us to monetize our technology and expertise through international expansion, should we decide to expand into those markets.
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

Our sustainability program is foundational to our business. Through our sustainability program, we monitor sustainability metrics, including human capital elements. We continue to enhance the sustainability of our daily practices, reduce our GHG emissions, and provide an exceptional working environment for our employees across our operations. As a signatory of the United Nations ("UN") Global Compact on human rights, labor, environment and anti-corruption, we embrace the UN Global Compact's Ten Principles as part of the strategy, culture and daily operations of our company. We actively engage with our stakeholders, internally and externally, to encourage input on the materiality of various sustainability issues to Local Bounti and incorporate input into our strategic planning and sustainability reporting. We disclose our impacts in our annual sustainability reports (using the Global Reporting Initiative ("GRI") and Sustainability Accounting Standards Board ("SASB") frameworks) and other disclosures including Carbon Disclosure Project ("CDP") and the UN Global Compact.

Our annual sustainability reporting and key metrics are aligned with the priorities we have set on human capital, professional development, health & safety, and ethics. We report on human capital metrics, including gender balance, racial and ethnic diversity in our workforce, employee engagement and professional development. We have supplier programs that integrate sustainability in the procurement of goods and services. We have reported annually on GHG emissions since our first full year of commercial production. More information on our key sustainability programs, goals, commitments, and metrics can be found in our most recent sustainability report, which is available on our website. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

While we believe our sustainability goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

Environment: We are committed to minimizing our impact on the environment. Our Board of Directors (the "Board") has adopted an Environmental Policy, which documents our policies relating to the environment, including the following:

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

The value of local CEA facilities extends beyond our environmental goals. The short transport distances to our customers reduce food miles and transportation emissions. Delivering fresher and higher quality product reduces food waste in the supply chain and lowers consumer food waste. Additionally, we use significantly less pesticides, and currently use recycled polyethylene terephthalate ("rPET") for the majority of our packaging.

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
Governance: Local Bounti sees sustainability as a competitive advantage and strives to be fully supportive of these endeavors at all levels of the Company. This alignment and focus will aid us in steering our long-term corporate actions in the right direction.

Climate-Related Issues: Local Bounti contributes to carbon dioxide emissions predominantly due to the use of fuel combustion and electrical consumption. Additional emissions come from processing products to be ready for human consumption, including cleaning, packaging, and on-site storage. Each of these activities generates waste. Traditional leafy produce has its largest carbon dioxide emission during the distribution process. Local Bounti, with its dispersed farming model, dramatically reduces the carbon impacts of the distribution process, although we are not yet able to fully eliminate the carbon footprint from distribution. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for reviewing, evaluating, and making recommendations to the Board of Directors regarding our programs, policies and practices relating to sustainability issues and impact to support the sustainable growth of our businesses. The Nominating and Corporate Governance Committee periodically reviews our carbon and water data and provides oversight for climate-related risks and opportunities to operations.

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
Large-scale greenhouse operators have the largest market position and own and operate hundreds to thousands of acres of greenhouse. Most of the companies have the major portions of their operations in Mexico and Canada, but all are either looking to develop, are developing, or have already developed U.S.-based high-tech greenhouses. These companies include Mastronardi Produce Ltd. and Pure Flavor.
We potentially compete with traditional greenhouse producers, as well as CEA companies using high technology greenhouses such as Bright Farms, Revol Greens, Gotham Greens, and Little Leaf Farms. We also potentially compete against vertical farming operators, including AeroFarms and Plenty.

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

Trademarks and Other Intellectual Property

Local Bounti owns patents, trademarks and other proprietary rights that are important to our business, including our principal trademarks for "Local Bounti" and "Stack & Flow Technology." As appropriate, our trademarks are registered with the United States Patent and Trademark Office ("USPTO") and select trademarks have been extended to multiple international markets. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to customers and shoppers. In February 2024, the USPTO granted a patent covering our Stack & Flow Technology. Local Bounti has several additional patents submitted to the USPTO relating to its operations and technology. We believe the protection of our patents, trademarks, copyrights and domain names are important to our success and we intend to aggressively protect our intellectual property rights.

Employees and Human Capital Resources

As of December 31, 2024, we had 333 full-time employees. This includes 214 non-exempt and 119 exempt employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We believe that our employee relations are good.

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

•Announcements of investor conferences or other events at which our executives may talk about our product, service, and competitive strategies. Archives of these events are also available.

•Press releases on quarterly earnings, product and service announcements, or other business updates.

•Corporate governance information including our governance guidelines, committee charters, and code of business conduct and ethics.

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

Executive Officers

Below is biographical information about our executive officers as of March 30, 2025:

Name	Age	Position
Craig M. Hurlbert	62	Chief Executive Officer and Director
Kathleen Valiasek	61	President and Chief Financial Officer
Margaret McCandless	52	General Counsel and Corporate Secretary

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

Kathleen Valiasek. Ms. Valiasek has served as our President since June 2024 and our Chief Financial Officer since November 2021. She also served as Chief Financial Officer from January 2017 to June 2019 and Chief Business Officer from June 2019 to March 2021 at Amyris, a science and technology leader in the research, development and production of sustainable ingredients for the clean health and beauty and flavors and fragrances markets. Prior to Amyris, Ms. Valiasek served as Chief Executive Officer of Lenox Group, Inc., a finance and strategic consulting firm she founded in 1994, and, in this capacity, she worked closely with the senior management teams of fast-growing companies including start-ups, venture-backed, and Fortune 500 companies such as Albertsons, CVS, Gap, Kaiser Permanente, and Softbank. At Lenox Group, Ms. Valiasek was typically engaged for critical roles on multi-year assignments including M&A transactions, debt and equity financings, IPOs, and spin-offs. Ms. Valiasek holds a B.B.A. from the University of Massachusetts at Amherst.
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
Board of Directors

Below is information about the members of our Board of Directors as of March 30, 2025:

Name	Age	Position
Craig M. Hurlbert	62	Co-Founder and Chief Executive Officer
Travis M. Joyner	42	Co-Founder
Pamela Brewster	55	Principal at Orange Strategies LLC
Jennifer Carr-Smith	53	President of JCS Advisory Services, LLC
Edward C. Forst	64	Former Chairman and Partner of Lion Capital
Mark J. Nelson	56	Former Chief Financial Officer and Treasurer of Beyond Meat, Inc.
Matthew Nordby	45	Managing Partner of Flume Ventures

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

•Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern. If additional financing is available, financing terms may lead to significant dilution of our stockholders' equity (deficit).

•Local Bounti currently relies on a limited number of facilities for its operations.

•Local Bounti has been operating facilities at commercial capacity for less than five years, which makes it difficult to forecast future results of operations.

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

Local Bounti has only recently started to generate revenue and given that it has limited operating history, Local Bounti's ability to continue to generate revenue is uncertain. Local Bounti believes it will continue to incur net losses for the foreseeable future as it continues its facility expansion and commercial sales of its products. Local Bounti expects to expend substantial resources as it:

•operates its existing facilities;

•identifies and invests in future growth opportunities, including expansion into new markets, development of new or expanded facilities, introduction of new products, and commercialization of new crops;

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

Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern. If additional financing is available, financing terms may lead to significant dilution of our stockholders’ equity (deficit).

The CEA business is extremely capital-intensive and Local Bounti expects to expend significant resources to scale its production capacity and invest in its technology platform, capabilities, and new products. These expenditures are expected to include costs of constructing and commissioning new facilities, costs associated with growing plants for sale, such as electricity and packaging, working capital, costs of attracting and retaining a skilled local labor force, and costs associated with research and development in support of future commercial opportunities.

Local Bounti expects that its existing cash on hand, projected cash generated from product sales, as well as the PIPE Financing as disclosed in Note 18, Subsequent Events, of the Consolidated Financial Statements will be sufficient to fund its planned operating expenses and capital expenditure requirements through at least the next 12 months. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

In 2024, Local Bounti completed construction on two new facilities in Texas and Washington, bringing its total facility count to six. Adverse changes or developments affecting Local Bounti's facilities could impair Local Bounti's ability to produce its products. Any shutdown or period of reduced production, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond Local Bounti's control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt Local Bounti's ability to grow and deliver its produce in a timely manner, meet its contractual obligations and operate its business. Local Bounti's greenhouse equipment is costly to replace or repair, and its equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors. If any material amount of Local Bounti's machinery were damaged, Local Bounti would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect Local Bounti's business, financial condition and results of operations.

Local Bounti has been operating facilities at commercial capacity for less than five years, which makes it difficult to forecast future results of operations.

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

Local Bounti's future profitability will depend on, among other things, its ability to scale its operations and continuously reduce its cost of goods, enabling Local Bounti to remain cost competitive. Despite Local Bounti's efforts to scale its operations, Local Bounti may not be able to decrease its costs of goods due to factors outside of Local Bounti's control, such as inflation or global supply chain interruptions. Periods of inflation or expectations of inflation could increase Local Bounti's costs of doing business, which is typically an expense recovered through increased product prices. Furthermore, Local Bounti's reliance on third parties to procure certain raw goods from supplier partners exposes Local Bounti to risks including reduced control over product costs, product supply and delivery delays. Supply chain interruptions may make it difficult for suppliers to ship their goods due to reduced capacity at distribution facilities and transportation networks, which may cause an increase in shipping costs. The loss or disruption of supply arrangements and inflation are factors outside of Local Bounti's control which could materially affect Local Bounti's ability to decrease its costs for goods over time.

Any damage to or problems with Local Bounti's CEA facilities could severely impact Local Bounti's operations and financial condition.

If Local Bounti is unable to attain reliable performance of its facilities, there could be severe adverse impact on its business. Local Bounti faces risks including, but not limited to, the following:

•Production Scale. In 2024, we completed construction on two new facilities in Texas and Washington, bringing our total facility count to six. Our newer facilities are much larger than our initial Montana Facility. Local Bounti may encounter unexpected challenges as it operates larger facilities, which could cause it to be unable to operate larger facilities reliably. The inability to operate larger facilities would have a material negative impact on Local Bounti's business and financial condition.

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

•Weather. Local Bounti's ability to operate facilities reliably may be adversely affected by severe weather including hurricanes, tornados, lightning strikes, wind, snow, hail and rain. Such weather events could cause damage or destruction to all or part of Local Bounti's facilities, could interrupt the supply of labor or other inputs necessary to operate the facility, and could affect the customers or distribution channels. The frequency and scale of severe weather events may also make it more difficult or more expensive to obtain property and other insurance at certain facilities. In connection with the impact of unpredictable natural disasters, Local Bounti could experience significant delays in or stoppage of production. Severe weather events or natural disasters could result in significant losses and seriously disrupt Local Bounti's business.

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

In addition, Local Bounti may experience unexpected delays in future building or expansions of facilities for a variety of reasons, including limited labor due to any pandemics or other public health crises or other factors, unexpected construction problems or supply chain disruptions, all of which could harm Local Bounti's business, financial condition and results of operation.

There can be no assurance that future acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on Local Bounti's business, financial condition and results of operations.

Local Bounti at times has acquisitions and investments with third parties that its management believes will complement or augment Local Bounti's existing business. Local Bounti's ability to complete acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions, including the Pete's Acquisition, could present unforeseen integration obstacles or costs, may not enhance its business, and/or may involve risks that could adversely affect Local Bounti, including significant amounts of management time that may be diverted from operations to pursue and complete such transactions. Acquisitions, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that Local Bounti's acquisitions, investments or expansion of scope of existing relationships will achieve the expected benefits to its business. Any of the foregoing could have material adverse effects on Local Bounti's business, financial condition and results of operations.

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

Acquisitions or business relationships may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, distribution channels, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their facilities are not easily adapted to work with our technology, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers' experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

In addition, efforts by labor unions to organize Local Bounti's employees could divert management attention away from regular day-to-day operations and increase its operating expenses. Labor unions may make attempts to organize Local Bounti's non-unionized employees. Local Bounti cannot predict whether groups of employees, if any, may seek union representation in the future or the outcome of any collective bargaining. If Local Bounti is unable to negotiate acceptable collective bargaining agreements, it may have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any work stoppage, Local Bounti's operating expenses could increase significantly, which could negatively impact its financial condition, results of operations and cash flows.

If Local Bounti fails to develop and maintain its brand, its business could suffer.

The Local Bounti brand is recognized for creating clean, nutritious, locally grown and high-quality products, which Local Bounti believes to be differentiated and enabled by its technology platform. Local Bounti's success depends, in part, on its ability to maintain and grow the value of the Local Bounti brand. Promoting and positioning Local Bounti's brand and reputation will depend on, among other factors, the success of its product offerings, food safety and quality assurance, its marketing and merchandising efforts, its continued focus on the environment and sustainability, and its ability to provide consistent, high-quality products to customers. Any negative publicity, regardless of its accuracy, could impair Local Bounti's business.

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

Local Bounti may not be successful in implementing its growth strategy, which includes the expansion of its product lines and technological capabilities, and may include the future development of new commercial facilities.

Expansion of Loose-Leaf Lettuce Product Portfolio. Local Bounti expects to continue to develop and commercialize new varieties of loose-leaf lettuce as a source of revenue growth. Local Bounti's research and development efforts focus on new varieties to expand product offerings, enhance farm unit economics, and create competitive advantages. If Local Bounti does not successfully commercialize new varieties of loose-leaf lettuce products, its business, prospects, financial condition and results of operations could be materially and adversely affected.

Alternatively, even if Local Bounti does succeed in commercializing new varieties of loose-leaf lettuce products, there can be no guarantee that these products would result in overall growth of Local Bounti's business through incremental revenue or economic benefit, which could materially and adversely affect Local Bounti's financial condition and results of operations.

Expansion into Additional Markets and Verticals. In the future, Local Bounti may pursue new markets, new crops, and new product categories, by leveraging its technology platform to target what the Company may see as opportunities to expand its addressable market. For example, Local Bounti has recently expanded into selling salad kits. If it chooses to pursue such opportunities, Local Bounti will need to prioritize which opportunities it plans to develop, and there can be no guarantee that Local Bounti will select or prioritize ones that ultimately prove appropriate for commercialization. Further, Local Bounti may spend time and resources developing opportunities that may never materialize into new commercial business applications, or that may be developed at the expense of other appropriate commercial opportunities, which may ultimately have been a better selection for reasons such as revenue growth, profitability, market expansion, or other financial and strategic considerations.

New Facilities Expansion. The Company's strategy to develop new and expanded CEA facilities has required substantial time and resources. Local Bounti may make significant investments to identify attractive markets, select and control sites, perform engineering design and local permitting, and construct and commission new facilities.

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

•Labor. Local Bounti relies on access to local labor supply, including skilled and unskilled positions. The Company may face pressure to increase wages to attract and retain appropriate staffing of its facilities. Increases to minimum wages or competitive wages may cause Local Bounti's labor costs to run higher than expected, which could negatively affect its financial performance and cash flows.

•Packaging Materials. Local Bounti packages its products in form factors consistent with comparable products to distribute and present on-shelf. If raw material costs increase, or if Local Bounti is unable to achieve its expected packaging materials costs for any reason, its financial performance could be adversely impacted.

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

Risks Related to Local Bounti's Term Loan Facility

Local Bounti has entered into an agreement with Cargill Financial for a term loan credit facility. The credit facility is secured by all of the Company's and its subsidiaries' assets, including their intellectual property. If we are unable to meet certain conditions precedent, we may not be able to draw down funds available under the facility, which could materially and adversely affect our business and operations. Additionally, if there is an occurrence of an uncured event of default, Cargill Financial has the right to foreclose on all of the Company's and its subsidiaries' assets, and securities in the Company could be rendered worthless.

Local Bounti's credit facility with Cargill Financial is secured by all of the Company's and its subsidiaries' assets, including their intellectual property. Additionally, the definitive documentation for the credit facilities states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti's business, financial condition and results of operations. The pledge of these assets and other restrictions may also limit Local Bounti's flexibility in raising capital for other purposes. Because all of Local Bounti's assets are pledged under the credit facility, Local Bounti's ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti's financial flexibility. Further, there are numerous conditions precedent to drawing down amounts available under the credit facility, including that amounts remaining to be drawn are at Cargill Financial's discretion. If we are unable to meet these conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely affect our business and operations. Refer to Note 7, Debt, of the Consolidated Financial Statements for more information about the credit facility.

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

Local Bounti uses computers, software and technology in substantially all aspects of its business operations. Local Bounti's employees also use mobile devices, social networking and other online activities to connect with other employees, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Local Bounti's business involves sensitive information and intellectual property, including know-how, private information about employees and financial and strategic information about the Company and its business partners. Any cybersecurity incidents, including breaches or attacks, could result in interruptions, delays or cessation of operations and loss of existing or potential suppliers or customers. In addition, breaches of our information technology systems or security measures (including those of our third-party partners) and the unauthorized dissemination of sensitive personal, proprietary or confidential information about our business, our business partners, customers or other third parties could expose us to significant potential liability and reputational harm, materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

Moreover, any breach or attack could result in litigation against us by customers or other third parties whose data is compromised by any attack.

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

•Safety and Quality Concerns. Media coverage regarding the safety or quality of, or diet or health issues relating to, Local Bounti's products or the processes involved in their production, may damage consumer confidence in Local Bounti products. For example, manufacturers and regulatory authorities have issued recalls of loose-leaf lettuce in the past due to issues such as salmonella contamination. Any widespread safety or quality issues of loose-leaf lettuce or other fresh vegetables and herbs—even if not involving Local Bounti—could adversely affect consumer confidence in and demand for such loose leaf lettuce. Further, CEA is a relatively small, new industry, and a food safety incident involving an indoor farming producer other than Local Bounti, including direct competitors, may adversely affect consumer perception of or demand for Local Bounti's products.

•Consumer Income. A general decline in the consumption of Local Bounti products could occur at any time as a result of change in consumer spending habits, including an inability to purchase Local Bounti products due to financial hardship, increased price sensitivity, inflationary concerns, or other local or global economic issues.

•Desire for Sustainable Products. A general decline in the consumption of Local Bounti products could occur at any time as a result of change in consumer spending habits, including an unwillingness to pay a premium for products that are more sustainable or meet sustainability objectives in a manner more in-line with consumer preferences.

•Price Compression. Tomatoes have decreased in price consistently over the past 10 to 15 years due to an increase in production. Loose-leaf lettuce may follow this trend and this could pose a risk to the gross margins of the Company, which could negatively and materially affect the Company's financial performance.

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

Local Bounti's future operations could expose it to the risk of material environmental and regulatory liabilities, including unforeseen costs associated with compliance and remediation efforts, and government and third-party claims, which could have a material adverse effect on Local Bounti's reputation, results of operations and cash flows.

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

Local Bounti is subject to regulation by various government agencies, including the USDA, FDA, FTC, OSHA, and EPA, as well as various state and local agencies. In addition, depending on customer specification, Local Bounti may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative standards and review by voluntary organizations, such as the Council of Better Business Bureaus' National Advertising Division. Local Bounti could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect Local Bounti's business, results of operation, and financial condition. In connection with the marketing and advertisement of its products, Local Bounti could be the target of claims relating to false or deceptive advertising, including under the auspices of the Federal Trade Commission and the consumer protection statutes of some states.

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

Political issues and considerations, including potential tariffs, could have a significant effect on Local Bounti's business.

There is uncertainty with respect to, among other things, legislation, regulation and government policy at the federal, state and local levels. Specific legislative and regulatory proposals discussed recently that may adversely impact Local Bounti include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs, customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulations and antitrust enforcement. Any changes in the political issues and considerations may have a negative impact on Local Bounti's business, its financial condition and results of operations could be adversely affected.

Changes in global trade policy could adversely affect our business.

Political leaders in the United States and in other countries have been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries and has made proposals and taken actions related thereto. In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products, including a 25% tariff on all imports from Mexico. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Other countries, including Mexico, have threatened retaliatory tariffs on certain U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance. In particular, the United States, Mexico and Canada renegotiated the North American Free Trade Agreement. Under the successor United States-Mexico-Canada Agreement (“USMCA”), several provisions were renegotiated and the extent to which they will affect the Mexican economy is still uncertain. There can be no assurance that the USMCA will not be renegotiated, or its terms will continue to drive growth in Mexico, or that U.S. and Mexico trade relations will not deteriorate leading to further imposition of trade barriers. Any trade dispute between the United States and Mexico may have negative effects on the Mexican economy, the exchange rate, inflation and economic prospects, which will in turn negatively affect our business and results of operations.

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

The occurrence of foodborne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of product contamination or regulatory noncompliance, whether or not caused by Local Bounti's actions, could compel Local Bounti, its suppliers, distributors or customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time, potential loss of existing distributors or customers and a potential negative impact on Local Bounti's ability to attract new customers due to negative consumer experiences or because of an adverse impact on Local Bounti's brand and reputation. The costs of a recall could be outside the scope of Local Bounti's existing or future insurance policy coverage or limits. Moreover, we believe governmental scrutiny and public awareness of food safety issues is also increasing. We are subject to governmental inspection, laws and regulations, and we believe our facilities comply in all material respects with applicable laws and regulations; however, we cannot be certain that consumption of our products will not cause health-related illness or injury incidents in the future or that we will not be subject to claims or lawsuits relating to such matters.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and Local Bounti, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathogenic organisms into consumer products as well as product substitution. FDA regulations require companies like Local Bounti to analyze, prepare, and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If Local Bounti does not adequately address the possibility, or any actual instance, of product tampering, Local Bounti could face possible seizure or recall of its products, suspension of its facilities' registrations, and/or the imposition of civil or criminal sanctions, which could materially adversely affect Local Bounti's business, financial condition and operating results.

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

•increased labor costs;

•disputes or other developments related to our business, intellectual property or other proprietary rights, including litigation;

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

Our Certificate of Incorporation and Amended and Restated Bylaws afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Local Bounti is also subject to Section 203 of the Delaware General Corporation Law ("DGCL") and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for the common stock.

Local Bounti is subject to risks related to taxation in the United States.

Significant judgments based on interpretations of existing tax laws or regulations are required in determining Local Bounti's provision for income taxes. Local Bounti's effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of Local Bounti's operations, changes in Local Bounti's future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although Local Bounti believes its tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or any other taxing authority disagrees with the positions taken on its tax returns, Local Bounti could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

As of December 31, 2024, we had approximately $595.6 million of federal and state NOL carryforwards available to reduce future taxable income. These NOL carryforwards can be indefinitely carried forward by the Company, but the deductibility of such NOLs and certain tax credits in any given year is usually limited and may be further limited by Section 382 of the Internal Revenue Code (the “Code”). In general, under Section 382, a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset future taxable income. During the year ended December 31, 2021, we have experienced changes in our share ownership as a result of the merger of Legacy Local Bounti into Leo Holdings III Corp in November 2021, which may limit the future use of our NOLs pursuant to Section 382 of the Code. Also, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2024, even if we attain profitability, which could adversely affect our cash flows and results of operations.

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

Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards. On April 3, 2024, we received a written notice (the "Notice") from the NYSE that we were not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual (the “Minimum Market Capitalization Standard”) because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders' equity (deficit) was less than $50 million. Subsequently, we submitted, and the NYSE accepted, a plan setting forth the actions we were taking that were designed to regain compliance with the Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Market Capitalization Cure Period”). Our common stock continues to be listed and traded on the NYSE during the Market Capitalization Cure Period, subject to compliance with other NYSE continued listing standards and continued quarterly review by the NYSE of our progress with respect to the plan. We can provide no assurances that we will be able to satisfy any of the steps outlined above and maintain the listing of our common stock on the NYSE.

If we are unable to meet other continued listing requirements of the NYSE, including, among other things, the requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30-trading-day period, we would fall below compliance standards and risk having our common stock delisted. In addition, in the event of an abnormally low share price of our common stock and/or we fail to maintain an average market capitalization of at least $15 million over a consecutive 30-trading-day period, we would be subject to immediate delisting under the NYSE’s rules without any opportunity to cure. While we would intend to appeal either decision, there is no assurance that any appeal would be successful.

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

The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") permits "emerging growth companies" like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, and as a result, investors may find our common stock less attractive, there may be a less active trading market for the common stock, and our share price may be more volatile.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws, other litigation and legal risks, and reputational risks. To aid in our efforts to assess, identify, and manage any material risks, we have implemented several cybersecurity processes, technologies, and controls.

Our process for identifying and assessing material risks from cybersecurity threats operates within our broader overall risk management program. As part of this program, our Chief Information Officer ("CIO") and Vice President of Internal Audit collaborate with subject matter specialists throughout the Company, as necessary, to gather insights for identifying and assessing material risks throughout the Company, including cybersecurity threat risks.

In addition, we also have business processes to provide for critical data and systems availability, maintain regulatory compliance, identify and manage our risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents.

Our Cybersecurity Incident Response Plan ("IRP") coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to detect, analyze, validate, investigate, contain, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our processes also address cybersecurity threat risks associated with third-party service providers that may have access to our data or systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations may affect the selection and oversight of our third-party service providers.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. The Audit Committee of our Board is responsible for the oversight of risks from cybersecurity threats. The Audit Committee regularly receives an overview of our cybersecurity activities from management. Material cybersecurity threat risks may also be considered during separate Board discussions of important matters such as enterprise risk management, budgeting, and other relevant matters.

Our cybersecurity risk management and strategy processes are led by our CIO, who reports directly to our President and Chief Financial Officer. Our CIO meets with the Audit Committee of our Board as part of the governance process described above. This individual has prior work experience in various roles involving managing information security and risk management, developing cybersecurity strategies, and implementing cybersecurity programs. The IT subject matter experts meet quarterly to review the cybersecurity framework provided by the National Institute of Standards and Technology and evaluate current cybersecurity processes and procedures.

Item 2. Properties
Our principal executive offices are located in Hamilton, Montana. In addition, we have CEA facilities in Montana, Washington, California, Georgia, and Texas. The table below sets forth certain information regarding these properties as of December 31, 2024:

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

We believe our facilities are adequate and suitable for our current needs. If necessary, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the trading symbol "LOCL."
Holders of Common Stock
As of December 31, 2024, there were 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Section entitled "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K. As discussed in more detail in the section entitled "Cautionary Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
Our Mission and Vision
Our mission is to revolutionize agriculture, ensuring accessibility to fresh, sustainable, locally grown produce to nourish communities everywhere for generations to come. Our vision is to reimagine freshness. We envision a future where transformative innovation and technology combine to enable us to grow produce locally with minimal food miles, ensuring the freshest and most sustainable offerings for communities everywhere. We believe that happy plants make happy taste buds, and we are committed to reimagining the standards of freshness. We also believe that local is the best kind of business, and we are committed to helping communities thrive for generations to come. We are committed to building empowered local teams. Together, we believe we are capable of extraordinary achievements in sustainable agriculture.
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused primarily on living and loose leaf lettuce, arugula, spinach, and basil. Founded in 2018 and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology® to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

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

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, H-E-B, Sprouts, and AmazonFresh. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We recently introduced new Grab & Go Salads and additions to our baby leaf portfolio with several high-velocity offerings, including Spinach, Arugula, and Basil. In addition, we introduced 50/50 blend and power greens in the third quarter of 2024. We signed an offtake agreement with Sam's Club in October 2022 for our leafy greens production, initially from our Georgia facility and now including both our Georgia and Texas facilities. The offtake agreement provides for the sale of defined minimum quantities of leafy greens from our Georgia and Texas facilities and runs through September 2028.

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

Commercial Facilities Update

Texas Facility Product Mix Transition Progress

We continue to make significant progress at our six-acre Texas facility. In response to evolving customer demands, we strategically reconfigured three acres of the facility—originally designed for head lettuce production—to create a flexible growing environment capable of producing both head lettuce and cut products based on customer preferences. This purposeful design approach highlights our commitment to adaptability and customer-centric operations. While this reconfiguration temporarily impacted the full utilization of the facility in the second half of 2024 and first quarter of 2025, we are now in the final stages of completing this work and expect to begin commercial production in this section starting in the second quarter of 2025. The purpose-built automated harvesting equipment for the configuration will be installed early third quarter 2025, replacing the temporary harvester we will use during the second quarter of 2025. The purpose-built harvester is expected to drive significant operational efficiencies and margin improvement.

Capacity Expansion Project Update

Plans remain in place to build additional capacity across our network of facilities enabled with our patented Stack & Flow Technology®. The planned expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The timing and scope of these projects, including plans to expand into the Midwest, remain under review pending ongoing discussions with retailers to optimize those facilities for specific products in support of retail commitments and strategies to expand distribution.

Product Development & Distribution

We expanded our high-value specialty greens distribution in the fourth quarter of 2024, bringing products like Arugula and Power Crisp to several Pacific Northwest retailers. We also expanded our Texas-grown Arugula offering with Brookshire's in approximately 80 stores in the first quarter of 2025 and began distributing Organic Living Butter Lettuce from California to HEB, strategically leveraging regional production to align with specific customer needs. Additionally, we started shipping living Basil to an existing large retail customer across approximately 60 stores and secured distribution with several other wholesalers for their Basil products.

We further strengthened our distribution network by establishing a new partnership with a prominent Midwest wholesaler and significantly expanded our relationship with Walmart, now serving 191 stores with premium baby leaf varieties. We also secured an additional commitment to serve 13 Walmart distribution centers with our Conventional Living Butter Lettuce, with shipments commencing in the second quarter from both our California and Texas facilities.

Building on our Grab-and-Go Salad Kit rollout in 2024, we have evolved this offering to better serve retail partners and consumer trends. This evolution included the launch of new salad kits in the first quarter 2025, with additional flavors expected to be introduced in the third quarter of 2025, as well as the creation of a new product line that meets the needs of today’s value-oriented consumer. These developments reflect our strategy of implementing an optimized product mix while aligning production capabilities with specific customer needs.

Factors Affecting Our Financial Condition and Results of Operations

We have expended, and we expect to continue to expend, substantial resources as we:

•Complete construction and commissioning of new and expanded facilities;

•Standardize operating and manufacturing processes across our facilities, including increased expenses associated with growing operations;

•Identify and invest in future growth opportunities, including new product lines;

•Invest in product innovation and development;

•Invest in sales and marketing efforts to increase brand awareness, engage customers, and drive sales of our products; and

•Incur additional general administration expenses

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting estimates are more fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make complex and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

Derivatives

On March 28, 2023, Local Bounti Operating Company LLC, the Company and certain subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. In connection with the Sixth Amendment, we issued Cargill Financial 5.4 million warrants with a per share exercise price of $13.00 per share (both number of warrants and per share exercise price adjusted for the June 15, 2023 Reverse Stock Split (as defined in Note 11, Stockholders' Equity (Deficit), to our Consolidated Financial Statements)) and a 5-year term that expires on March 28, 2028 (the "March 2023 Cargill Warrant"). On January 23, 2024, the Company entered into an amendment to amend the March 2023 Cargill Warrant. The amendment amended the exercise price of the March 2023 Cargill Warrant from $13.00 to $6.50 per share of common stock (refer to Note 7, Debt, of the Consolidated Financial Statements for more information about the amendment to the March 2023 Cargill Warrant).

Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the March 2023 Cargill Warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative warrant liability in the Consolidated Balance Sheets at December 31, 2024 and 2023, in accordance with ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.

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

Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The derivative is not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the Consolidated Financial Statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

We utilize a Black-Scholes option pricing model ("Black-Scholes model") to estimate the fair value of the March 2023 Cargill Warrant at each reporting date. The application of the Black-Scholes model utilizes significant assumptions and estimates to determine an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions, and the fair value of common stock. Any significant adjustments to the unobservable inputs would directly impact the fair value of the warrant liability. As a result of the unobservable inputs that were used to determine the expected volatility of the March 2023 Cargill Warrant, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy.

Recoverability of Long-Lived Assets

Our long-lived assets include property and equipment. We evaluate groups of long-lived assets for impairment triggers annually and whenever events or changes in circumstances indicate that the carrying amounts of these asset groups may not be recoverable.

If we identify any event or circumstance that triggers an impairment assessment, we measure the recoverability of assets to be held and used by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows generated by that asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, we then assess whether the situation is more than temporary. If it is determined that the future cash flows are more than temporary, we will record an impairment charge equal to the amount by which the carrying amount of the asset group exceeds its fair value.

Evaluating each long-lived asset group for impairment triggers requires us to estimate the amounts and timing of the projected cash flows to be generated over an extended period. Management judgment used to identify impairment triggers is based on numerous potential factors, including but not limited to a decrease in market price; an adverse change in how the asset is used, its physical condition, or the legal or business climate; an excess of accumulated costs over initial expectations; a significant decline in actual or expected operating results; or the expectation that the asset group will be sold or disposed of prior to its previously expected life.

Long-lived assets that are held and used are tested for impairment at the asset group level. An asset group is the unit of account for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Since each Company greenhouse facility is able to generate identifiable cash flows, each of our facilities is considered to be an asset group. The Company did not recognize any impairment of long-lived assets for the years ended December 31, 2024 and 2023.

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

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, budget-to-actual performance, and trends in market capitalization for us and our peers. As a result of this qualitative assessment in the fourth quarter of 2023, we determined that it was more likely than not that the fair value of our single reporting unit was less than its carrying value. Therefore, we performed a subsequent quantitative assessment. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, we determined that the carrying amount of our single reporting unit exceeded the fair value of the reporting unit, resulting in a goodwill impairment of $38.5 million for the year ended December 31, 2023. No goodwill remained on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Sales	$38,138	$27,557	10,581	38%
Cost of goods sold(1)(2)	34,048	25,341	8,707	34%
Gross profit	4,090	2,216	1,874	85%
Operating expenses:
Research and development(1)(2)	22,287	16,086	6,201	39%
Selling, general and administrative(1)(2)	40,771	64,559	(23,788)	(37)%
Goodwill impairment	—	38,481	(38,481)	100%
Total operating expenses	63,058	119,126	(56,068)	(47)%
Loss from operations	(58,968)	(116,910)	57,942	(50)%
Other income (expense):
Change in fair value of warrant liability	811	18,483	(17,672)	100%
Interest expense, net	(58,923)	(25,745)	(33,178)	129%
Other (expense) income, net	(2,822)	157	(2,979)	(1897)%
Net loss	$(119,902)	$(124,015)	4,113	(3)%

(1) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cost of goods sold	$73	$123	(50)	(41)%
Research and development	274	1,464	(1,190)	(81)%
Selling, general and administrative	3,001	14,687	(11,686)	(80)%
Total stock-based compensation expense, net of amounts capitalized	$3,348	$16,274	(12,926)	(79)%

(2) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cost of goods sold	$6,137	$3,513	2,624	75%
Research and development	7,631	2,505	5,126	205%
Selling, general and administrative	5,103	7,114	(2,011)	(28)%
Total depreciation and amortization	$18,871	$13,132	5,739	44%

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our six facilities.

Sales increased by $10.6 million to $38.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due to increased production and growth in sales from our facility in Georgia and sales from our new facilities in Texas and Washington, which began shipping and selling products in the second quarter of 2024.

Cost of Goods Sold

Cost of goods sold is the direct cost of growing produce for sale at our greenhouse facilities, including labor costs, which consists of wages, salaries, benefits, and stock-based compensation, seeds, soil, nutrients and other input supplies, packaging materials, depreciation, utilities, and other manufacturing overhead. As we scale our business, we expect the cost of goods sold to decrease over time as a percentage of sales.

Cost of goods sold increased by $8.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

Research and Development
Research and development expenses primarily consist of costs associated with the ongoing development, improvement, testing, alteration, and refinement of our product offerings, production lines, manufacturing processes, growing techniques, and post-harvest packaging methods. Our research and development efforts focus on enhancing each facility’s indoor environmental controls, growing recipes, and refining Stack & Flow Technology® processes, all aimed at meeting facility design and production yield specifications. Additionally, we also focus on the development of new leafy green product offerings, value-added products such as Grab & Go Salads, and new crops, including spinach, arugula, basil, and berries. Research and development activities are conducted at the facilities in Montana, Texas, Washington, California, and Georgia.

Research and development costs increased by $6.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is driven primarily by the additional development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs, related to the development and testing of our commercial-scale Stack & Flow Technology® and production processes at the Washington and Texas facilities.

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

Selling, general, and administrative expenses decreased by $23.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by a $12.9 million decrease in stock-based compensation that was a result of prior year awards that were issued at a higher fair value that fully vested and were expensed in prior periods, as compared to the fair value of awards being expensed in the current period. Additional decreases as compared to the prior year period were a $3.9 million decrease in salaries, benefits, and payroll-related expenses, $3.6 million decrease in legal, accounting, and professional consulting costs, and a $2.9 million decrease in loss on disposals charges primarily for construction-in-progress assets, which was partially offset by an increase of $1.0 million in insurance, and an increase of $0.9 million in transportation and delivery costs.

Goodwill Impairment

During the year ended December 31, 2023, we recognized a goodwill impairment of $38.5 million. There was no goodwill impairment recognized during the year ended December 31, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The decrease in fair value of the warrant liability is due to the decrease in our closing stock price on December 31, 2024, compared to the closing stock price on December 31, 2023. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans with Cargill Financial, and also interest recognized per the terms of our financing obligation related to the Montana Facility and the California Facilities. We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets.

Interest expense, net increased by $33.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily due to a significant increase in the principal amount outstanding on the Senior Facility, which increased interest expense by $31.6 million over the prior year period. Also contributing to the net increase was $1.5 million of incremental interest expense for the financing obligations related to the California Facilities. During the year ended December 31, 2024 and 2023, we capitalized $10.8 million and $14.9 million of interest, respectively.

Other (expense) income, net

Other (expense) income consists primarily of a $3.0 million write-off of financing fees related to unsuccessful efforts in raising additional capital during the year ended December 31, 2024.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At December 31, 2024, we had an accumulated deficit of $423.2 million and cash and cash equivalents and restricted cash of $7.5 million.

As of December 31, 2024, the principal amount due under our credit facilities with Cargill Financial totaled $467.9 million, of which $20.2 million is classified as current. We also had accrued interest of $15.3 million as of December 31, 2024. These debt agreements contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the credit facilities with Cargill Financial. Cash expenditures over the next 12 months are expected to include general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting, and selling our products, such as the purchase of seeds, soil, nutrients, and other growing supplies, shipping and fulfillment costs, and facility maintenance costs.

The Company's expectation of generating operating losses and negative operating cash flows in the future, and the need for additional funding to support the Company's planned operations initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales, as well as the PIPE Financing completed on March 31, 2025, which provided $25.0 million of additional working capital, as disclosed in Note 18, Subsequent Events, of the Consolidated Financial Statements, are sufficient to fund the Company's operations for a period of a least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

We also believe additional cash can be secured through other debt, equity financings, or sale leaseback financing, if necessary. However, there can be no assurance that equity or debt financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, Risk Factors. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition, and results of consolidated operations.

Cargill Loans

In September 2021, the Company and Cargill Financial entered into the Senior Facility and the Subordinated Facility. Subsequent to the amendments described in Note 7, Debt, of the Consolidated Financial Statements, Cargill Financial may, at its discretion, provide advances under the Facilities of up to $393.7 million (plus interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions. As of December 31, 2024, a total of $54.6 million and $413.4 million was outstanding on the Subordinated Facility and the Senior Facility, respectively. The Subordinated Facility and the Senior Facility are included in "Long-term debt, net of debt issuance costs" and "Short-term debt" on the Consolidated Balance Sheet.

At December 31, 2024, our principal and estimated interest payment obligations for the Senior Facility and the Subordinated Facility are as follows(1):

(in thousands)
2025	$68,026
2026	90,701
2027	90,701
2028	472,248
Total	$721,676

_____________________

(1)Interest is calculated based on a 12.5% interest rate for the Subordinated Facility and a 12.8% interest rate for the Senior Facility effective as of January 1, 2025.

Financing Obligations

We have two financing obligations related to failed sale leaseback transactions for the California Facilities and the Montana Facility (see Note 8, Financing Obligations, to the Consolidated Financial Statements for additional detail on these transactions).

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
2025	$5,024
2026	5,158
2027	5,296
2028	5,439
2029	5,584
Thereafter	115,949
Total financing obligation payments	142,450

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Year Ended December 31,
	(in thousands)
	2024	2023
Net cash used in operating activities	$(27,061)	$(33,157)
Net cash used in investing activities	(82,454)	(162,265)
Net cash provided by financing activities	100,086	187,379
Cash and cash equivalents and restricted cash at beginning of year	16,895	24,938
Cash and cash equivalents and restricted cash at end of year	$7,466	$16,895

Net Cash Used In Operating Activities

Net cash used in operating activities was $27.1 million for the year ended December 31, 2024, primarily due to a net loss of $119.9 million. This was partially offset by non-cash activities of $50.3 million in paid-in-kind interest, $15.3 million in depreciation expense, $8.4 million in amortization of debt issuance costs, $3.6 million in amortization expense, $3.3 million in stock-based compensation expense, net of amounts capitalized, $1.7 million in loss on disposal of property and equipment, and a $8.8 million net increase of cash from changes in assets and liabilities.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $82.5 million for the year ended December 31, 2024, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net cash used in investing activities was $162.3 million for the year ended December 31, 2023, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $100.1 million for the year ended December 31, 2024, comprised primarily of $100.1 million of net proceeds from the issuance of debt.

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

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, see Note 2 in our Notes to Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Local Bounti Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Local Bounti Corporation (the “Company”) as of December 31, 2024 and 2023, and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

March 31, 2025

PCAOB ID Number 100

LOCAL BOUNTI CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$937	$10,326
Restricted cash	6,529	6,569
Accounts receivable, net	2,282	3,078
Inventory, net	6,814	4,210
Prepaid expenses and other current assets	2,261	2,805
Total current assets	18,823	26,988
Property and equipment, net	370,978	313,166
Finance lease right-of-use assets	277	—
Operating lease right-of-use assets	73	172
Intangible assets, net	37,783	41,353
Other assets	101	73
Total assets	$428,035	$381,752

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$16,987	$14,640
Accrued liabilities	18,082	17,204
Short-term debt	20,205	—
Financing obligation	51	—
Operating lease liabilities	30	97
Finance lease liabilities	81	—
Total current liabilities	55,436	31,941
Long-term debt, net of debt issuance costs	416,577	277,985
Financing obligation, noncurrent	49,856	49,225
Operating lease liabilities, noncurrent	57	114
Finance lease liabilities, noncurrent	206	—
Warrant liability	6,403	7,214
Total liabilities	528,535	366,479

Commitments and contingencies (Note 16)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,656,122 and 8,311,237 issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	322,729	318,600
Accumulated deficit	(423,230)	(303,328)
Total stockholders' equity (deficit)	(100,500)	15,273
Total liabilities and stockholders' equity (deficit)	$428,035	$381,752

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Sales	$38,138	$27,557
Cost of goods sold(1)(2)	34,048	25,341
Gross profit	4,090	2,216
Operating expenses:
Research and development(1)(2)	22,287	16,086
Selling, general and administrative(1)(2)	40,771	64,559
Goodwill impairment	—	38,481
Total operating expenses	63,058	119,126
Loss from operations	(58,968)	(116,910)
Other income (expense):
Change in fair value of warrant liability	811	18,483
Interest expense, net	(58,923)	(25,745)
Other (expense) income, net	(2,822)	157
Net loss	$(119,902)	$(124,015)

Net loss applicable to common stockholders per common share:
Basic and diluted	$(14.14)	$(15.61)
Weighted average common shares outstanding:
Basic and diluted	8,480,247	7,943,874

(1) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2024	2023
Cost of goods sold	$73	$123
Research and development	274	1,464
Selling, general and administrative	3,001	14,687
Total stock-based compensation expense, net of amounts capitalized	$3,348	$16,274

(2) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2024	2023
Cost of goods sold	$6,137	$3,513
Research and development	7,631	2,505
Selling, general and administrative	5,103	7,114
Total depreciation and amortization	$18,871	$13,132
See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	7,976,980	$1	$300,645	$(179,313)	$121,333
Cash paid for fractional shares from the Reverse Stock Split	(552)	—	(3)	—	(3)
Vesting of restricted stock units, net	334,809	—	—	—	—
Stock-based compensation	—	—	17,958	—	17,958
Net loss	—	—	—	(124,015)	(124,015)
Balance, December 31, 2023	8,311,237	1	318,600	(303,328)	15,273
Vesting of restricted stock units, net	344,885	—	—	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(119,902)	(119,902)
Balance, December 31, 2024	8,656,122	$1	$322,729	$(423,230)	$(100,500)

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(119,902)	$(124,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,301	7,212
Amortization	3,570	5,920
Stock-based compensation expense, net of amounts capitalized	3,348	16,274
Allowance for credit losses	(103)	5
Inventory allowance	498	62
Loss on disposal of property and equipment	1,651	4,709
Gain related to change in fair value of warrant liability	(811)	(18,483)
Paid-in-kind interest	50,283	23,977
Amortization of debt issuance costs	8,401	7,283
Write-off of financing fees	1,228	—
Interest on financing obligation	682	313
Goodwill impairment	—	38,481
Changes in operating assets and liabilities:
Accounts receivable	899	(392)
Inventory	(3,102)	(678)
Prepaid expenses and other current assets	544	776
Other assets	(28)	(48)
Accounts payable	6,643	(66)
Operating lease liabilities	(25)	(96)
Finance lease liabilities	37	—
Accrued liabilities	3,825	5,609
Net cash used in operating activities	(27,061)	(33,157)
Investing Activities:
Purchases of property and equipment	(82,454)	(162,265)
Net cash used in investing activities	(82,454)	(162,265)

Financing Activities:
Proceeds from financing obligation	—	35,000
Proceeds from issuance of debt	100,113	152,608
Principal payment on finance lease liabilities	(27)	—
Payment of debt modification or issuance costs	—	(226)
Fractional shares paid in cash pursuant to Reverse Stock Split	—	(3)
Net cash provided by financing activities	100,086	187,379
Net decrease in cash and cash equivalents and restricted cash	(9,429)	(8,043)
Cash and cash equivalents and restricted cash at beginning of period	16,895	24,938
Cash and cash equivalents and restricted cash at end of period	$7,466	$16,895

Reconciliation of cash, cash equivalents, and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$937	$10,326
Restricted cash	6,529	6,569
Total cash and cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$7,466	$16,895

Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest capitalized	$5,545	$4,039

Non-cash investing and financing activities:

Accrued interest capitalized to debt	$50,283	$14,889
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,243	$3,118
Non-cash transfer from property and equipment, net to other assets	$1,228	$—
Stock-based compensation capitalized to property and equipment, net	$781	$1,860
Warrants issued in connection with debt modification	$—	$25,697
Non-cash equity settlement on employee receivable	$—	$176

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company produces sustainably grown produce, focused primarily on living and loose leaf lettuce, arugula, spinach, and basil. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
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

Liquidity and Going Concern

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. When substantial doubt exists under this methodology, the Company's management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of its plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

The Company's expectation of generating operating losses and negative operating cash flows in the future, and the need for additional funding to support the Company's planned operations initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales, as well as the PIPE Financing completed on March 31, 2025, which provided $25.0 million of additional working capital as disclosed in Note 18, Subsequent Events, are sufficient to fund the Company's operations for a period of a least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

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

Significant Risks and Uncertainties

The Company is subject to risks common in the consumer products and agriculture industries and those common to early-stage development companies. These include, but are not limited to, the possibility of not being able to successfully develop or market its products, competition, dependence on key personnel and key external alliances, the ability to maintain and establish relationships with current and future vendors and suppliers, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments with an original maturity date of three months or less when purchased to be cash equivalents.
The Company maintains its cash with major financial institutions that may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Restricted Cash
Restricted cash is restricted from general use through legal contracts. As described in more detail below, and using terms defined in Note 8, Financing Obligations, as part of the April 2023 California Facilities Lease transaction, Hollandia delivered to the lessor a letter of credit in an amount of approximately $6.5 million as security for the full and faithful performance by Hollandia of the terms, provisions, covenants and conditions of the California Facilities Lease. In the event of default under the California Facilities Lease, the lessor would have the right to draw on the letter of credit to satisfy any monetary obligations under the California Facilities Lease. The letter of credit will be released after five years, contingent on achieving certain financial metrics as specified in the California Facilities Lease. The $6.5 million for the letter of credit is included in "Restricted cash" on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable includes billed receivables and is presented net of an allowance for credit losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for credit losses represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. The allowance for credit losses was nominal at December 31, 2024 and $0.1 million at December 31, 2023.

Fair Value Measurements
The Company measures fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•Level 1—This level consists of quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•Level 2—This level consists of observable prices that are based on inputs not quoted on active markets but corroborated by market data.

•Level 3—This level consists of unobservable inputs that are used when little or no market data is available.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.

Debt Issuance Costs
Debt issuance costs are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method. Debt issuance costs related to debt instruments are presented on the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability.

The Company expensed $3.0 million in financing fees related to unsuccessful efforts in raising additional construction debt financing during the year ended December 31, 2024, which is included in "Other (expense) income, net” on the Consolidated Statements of Operations.

Inventory
Inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Inventory write-downs are recorded for shrinkage, damaged, stale, and slow-moving items.

The assessment of inventories' recoverability and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Produce demand may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than the Company's projections. Additional inventory write-downs may be required if actual demand is lower than initially projected. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.
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

The Company recognized $1.7 million and $4.7 million of asset disposal losses during the years ended December 31, 2024 and 2023, respectively. These asset disposals were related to certain growing technology systems and equipment that will not be utilized in the Company's current facilities under construction or in future construction projects and were the result of the Company’s assessment of current growing process advancements and the alignment of its technology platform across Company facilities. Loss on disposal is included in "Selling, general and administrative” on the Consolidated Statements of Operations.
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
During the years ended December 31, 2024 and 2023, the Company capitalized interest expense of $10.7 million and $14.9 million, respectively.

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
During the year ended December 31, 2023, the Company identified indicators of impairment related to goodwill due to the significant decline in the Company’s stock price. Management concluded that due to the sustained decrease in its stock price and related market capitalization throughout 2023, it was more likely than not that the Company’s fair value was less than its carrying amount. After performing the quantitative impairment test in accordance with ASC 350, the Company determined that the carrying amount of its single reporting unit exceeded the fair value of the reporting unit, resulting in a full impairment of goodwill for $38.5 million for the year ended December 31, 2023.

Impairment of Long-Lived Assets
The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company did not recognize any impairment of intangible assets and other long-lived assets for the years ended December 31, 2024 and 2023.
Leases
The Company determines if an arrangement contains a lease at inception of a contract, and leases are classified at commencement as either operating or finance leases. Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset or (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.
For operating leases, the Company recognizes a right-of-use ("ROU") asset and a lease liability on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term, and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is determined as the present value of future lease payments over the lease term. The ROU asset is based on the lease liability adjusted for any prepaid lease payments or lease incentives.
Lease expense for lease payments under operating leases are recognized on a straight-line basis over the lease term. For finance leases, amortization expense related to finance lease ROU assets is recognized on a straight-line basis over the earlier of the useful life of the ROU asset or the lease term and interest expense is recognized based on the effective interest method using the Company’s incremental borrowing rate.
Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate.
The Company utilizes certain practical expedients and policy elections available under ASC 842. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (leases with an initial term of 12 months or less), and the Company has elected to separate lease and non-lease components for all existing classes of assets.

Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments to the lessor, such as maintenance, utilities, insurance, and real estate taxes, are expensed as incurred. For further discussion, see Note 9, Leases.

Revenue Recognition
The Company’s principal business is producing and selling sustainably grown fresh greens through CEA facilities. Revenue is recognized at a point in time when control of the product is transferred or passed to the customer in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Control over the product generally passes to the customer based upon applicable shipping terms, which typically occurs when products leave the Company’s facilities with the first transportation carrier.
Customer contracts do not include more than one performance obligation. Product prices are based on agreed-upon rates with customers and do not include a financing component or noncash consideration. Also, the Company’s customer contracts do not include variable consideration, and product sales are recorded net of discounts, returns, and promotional allowances. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for discounts, returns, and promotional allowances were not material at December 31, 2024 and 2023.
The Company’s product sales do not typically include return rights, but the Company may offer, in certain cases, an assurance-type warranty to refund or replace the product if it does not meet quality specifications and such nonconformity is communicated to the Company within a set number of days of shipment. Refunds are recognized as a reduction of revenue based on a historical rate of experience when the product sale is consummated. Also, an estimate of the cost to replace a returned product is based on a historical rate of experience and recognized as a liability and related expense when the product sale is consummated. Product returns have not been material to date.
The Company does not have unbilled receivable balances arising from customer transactions. Payment terms are generally between 10 and 30 days.
The Company does not capitalize contract inception costs, as contracts (in the form of purchase orders from customers) are one year or less, and the Company does not incur significant fulfillment costs requiring capitalization.
The Company has made the accounting policy election to exclude sales and similar taxes from the transaction price.
Research and Development
Research and development expenses primarily consist of costs associated with the ongoing development, improvement, testing, alteration, and refinement of the Company's product offerings, production lines, manufacturing processes, growing techniques, and post-harvest packaging methods. The Company's research and development efforts focus on enhancing each facility’s indoor environmental controls, growing recipes, and refining Stack & Flow Technology® processes, all aimed at meeting facility design and production yield specifications. Additionally, the Company also focuses on the development of new leafy green product offerings, value-added products such as Grab & Go Salads, and new crops, including spinach, arugula, basil, and berries. Research and development activities are conducted at the facilities in Montana, Texas, Washington, California, and Georgia.

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

The Company has evaluated the terms and features of its debt and equity instruments and identified a freestanding equity-linked instrument (the March 2023 Cargill Warrant) issued in connection with the Sixth Amendment that did not meet the criteria necessary to qualify for the derivative scope exception. See Note 7, Debt, and Note 10, Fair Value Measurements, for more information related to the Sixth Amendment and the March 2023 Cargill Warrant, respectively. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Consolidated Balance Sheets at December 31, 2024 and 2023. The initial $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount to the Facilities (as defined below) and a derivative liability in the "Warrant liability" line item of the Consolidated Balance Sheets. The change in fair value of the warrant is remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Consolidated Statements of Operations. The fair value of the warrant liability is determined using a Black-Scholes model. See Note 7, Debt, for more information.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all equity-based awards made to employees, directors, and non-employees based on estimated fair values recognized over the requisite service period in accordance with ASC 718, Stock-Based Compensation. The Company recognizes compensation expense for all equity-based awards with service vesting requirements on a tranche-by-tranche basis using the accelerated attribution method over the requisite service period of the award, which is generally the award’s vesting period. Forfeitures of awards are accounted for in the period in which they occur.
Advertising
Advertising expenses are expensed as incurred. The Company incurred advertising expenses of $0.4 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Advertising expenses are included in "Selling, general and administrative" expense in the Consolidated Statements of Operations.
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
The Company recognizes uncertain tax positions based upon its estimate of whether and the extent to which additional taxes will be due when such estimates are more likely than not to be sustained. Uncertain income tax positions are not recognized if there is less than a 50% likelihood of being sustained. The Company reviews the tax reserves as circumstances warrant and adjusts the reserves as events occur that affect its potential liability for additional taxes. The Company follows the applicable guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. The Company reflects interest and penalties related to income tax liabilities as a component of income tax expense.
Concentrations of Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents accounts with financial institutions that management believes to be of high credit quality. The Company is exposed to risk in the event of default by these financial institutions or the issuers of these securities to the extent that the balances are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
The Company's receivables are derived from revenue earned from customers in the United States. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts related to estimated credit losses.

Significant customers are those customers who represent 10% or more of total revenue during the year or 10% or more of net accounts receivable at the balance sheet date.
At December 31, 2024, there was one significant customer that accounted for approximately 27% of the Company's accounts receivable. For the year ended December 31, 2024, one customer represented approximately 34% of the Company's revenue.
At December 31, 2023, there was one significant customer that accounted for approximately 34% of the Company's accounts receivable. For the year ended December 31, 2023, three individual customers represented more than 10% of total revenue. In aggregate, these three customers represented approximately 37% of the Company's revenue.
Contingencies

Loss contingencies (other than income tax-related contingencies) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against the Company by individuals, governments, or other entities. Based on the Company's assessment of loss contingencies at each balance sheet date, a loss is recorded in the Consolidated Financial Statements if it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated.
Segment Reporting
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company qualifies as an emerging growth company, as defined in the JOBS Act, and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying the adoption of new or revised accounting standards until those standards apply to private companies. The effective dates shown in the Accounting Pronouncements sections shown below reflect the election to use the extended transition period.

Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with liability and equity characteristics, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculating diluted earnings per share for all convertible instruments. The Company adopted this standard on January 1, 2024. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard on January 1, 2024. Refer to Note 15, Segment Reporting, for disclosures required by this ASU.

Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements in ASU 2024-03 can be applied on a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The standard is effective for the Company for fiscal years and interim periods within those fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

3. Inventory
Inventory, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Raw materials	$2,349	$1,843
Production	5,515	3,010
Finished goods	202	110
Inventory valuation allowance	(1,252)	(753)
Total inventory, net	$6,814	$4,210

4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Machinery, equipment, and vehicles	$115,373	$44,169
Land	19,253	19,253
Buildings and leasehold improvements	258,864	66,754
Construction-in-progress	6,039	196,324
Less: Accumulated depreciation	(28,551)	(13,334)
Property and equipment, net	$370,978	$313,166
Depreciation expense related to property and equipment was $15.3 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively.

5. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(6,909)	$33,291	13.25
Trade name	7,400	(2,908)	4,492	4.25
Total:	$47,600	$(9,817)	$37,783
Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(4,397)	$35,803	14.25
Trade name	7,400	(1,850)	5,550	5.25
Non-compete agreements	4,700	(4,700)	—	0
Total:	$52,300	$(10,947)	$41,353

As of December 31, 2024, future amortization expense is expected to be as follows (in thousands):

2025	$3,570
2026	3,570
2027	3,570
2028	3,570
2029	2,777
Thereafter	20,726
Total	$37,783
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

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Interest	$15,293	$9,786
Construction	46	2,995
Payroll	631	2,596
Production	704	690
Professional services	295	411
Other	1,113	726
Total accrued liabilities	$18,082	$17,204
7. Debt
Debt consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Senior Facility	$413,359	$269,395
Subordinated Facility	54,564	48,132
Unamortized deferred financing costs	(31,141)	(39,542)
Total debt	436,782	277,985
Less: Short-term portion	(20,205)	—
Total long-term debt	$416,577	$277,985

Agreements with Cargill Financial
On September 3, 2021, Local Bounti Operating Company LLC and certain subsidiaries entered into (a) a credit agreement (the "Senior Credit Agreement") with Cargill Financial for an initial amount of up to $150.0 million multiple-advance term loan (the "Senior Facility") and (b) a subordinated credit agreement (the "Subordinated Credit Agreement" and, together with the Senior Credit Agreement, the "Original Credit Agreements") with Cargill Financial for an initial amount of up to $50.0 million multiple-advance term loan (the "Subordinated Facility" and, together with the Senior Facility, the "Facilities").
As further described below, Local Bounti Operating Company LLC and certain subsidiaries entered into with Cargill Financial a First Amendment, a Second Amendment, a Third Amendment, a Fourth Amendment, a Fifth Amendment, a Sixth Amendment, a Seventh Amendment, an Eighth Amendment, a Ninth Amendment, and a Tenth Amendment to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements").

First Amendment to the Original Credit Agreements
On March 14, 2022, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a First Amendment to the Original Credit Agreements (the "First Amendment") with Cargill Financial to amend the Original Credit Agreements and the Facilities, effective on April 4, 2022, upon closing the Pete's Acquisition. The First Amendment provided (a) the Pete's Acquisition to be funded pursuant to the Facilities, (b) the aggregate amount of outstanding loans and undrawn commitments under the Facilities to be reduced to $170.0 million, (c) the minimum liquidity covenant to be reduced from $30.0 million to $20.0 million (inclusive of existing restricted cash on the Consolidated Balance Sheets), and (d) the interest rate of each of the Senior Facility and the Subordinated Facility to be increased by 2% to 12.5% per annum, among other matters. Pursuant to the First Amendment, in connection with the closing of the Pete's Acquisition, the Company (i) paid a $2.0 million amendment fee and (ii) issued 1,932,931 shares of common stock to Cargill Financial. As a result of reducing the Facilities from $200.0 million to $170.0 million, the Company wrote off $0.7 million of unamortized debt issuance costs in proportion to the decrease in borrowing capacity. The write-off amount was recorded as interest expense in the Consolidated Statement of Operations for the year ended December 31, 2022. The First Amendment fee of $2.0 million and the issued 1,932,931 shares of common stock with a fair value at the time of issuance of $17.4 million was recorded as additional debt discount and is amortized to interest expense over the remaining term of the Amended Credit Agreements on a straight-line basis.

Second Amendment to the Original Credit Agreements
On August 11, 2022, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Second Amendment to the Original Credit Agreements (the "Second Amendment") with Cargill Financial, effective on June 30, 2022. The Second Amendment provided that, until the earliest to occur of (x) the occurrence of any event of default, (y) the effective date of a qualified equity financing, and (z) March 31, 2024, the requirement for the minimum interest amount for the Senior Facility and the Subordinated Facility is reduced to an amount equal to the greater of (i) $0 and (ii) the sum of all interest payments due and payable under the Senior Facility and the Subordinated Facility in respect of term loans outstanding for a period of four calendar quarters.

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

Fifth Amendment to the Original Credit Agreements
On March 13, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Fifth Amendment to the Original Credit Agreements (the "Fifth Amendment") with Cargill Financial. The Fifth Amendment (i) reduced the amount of cash required to be held in the debt service reserve account by approximately $11.0 million until April 1, 2025, at which time the amount of cash required to be held in the debt service reserve account will be an amount equal to the sum of interest and principal payments that would be required under the Amended Credit Agreements for two calendar quarters; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ended March 31, 2023 and allowed for the payment in kind of the unused commitment fee payable for the quarter ended March 31, 2023 which amounted to $4.3 million; and (iii) reduced the minimum liquidity covenant in each of the Amended Credit Agreements from $11.0 million to $1.0 million. The aggregate amount of outstanding loans and undrawn commitments under the Amended Credit Agreements remained at $170.0 million (plus interest and fees paid in kind).

Sixth Amendment to the Original Credit Agreements
On March 28, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. The Sixth Amendment, among other things, (i) expanded the Facilities from $170.0 million to up to $280.0 million (plus, in each case, interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions and at Cargill Financial's discretion; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ending June 30, 2023 which amounted to $5.0 million; and (iii) added a minimum production covenant based on a projected production forecast. In consideration for the improved flexibility and the expanded size of the Facilities, Local Bounti issued Cargill Financial 5.4 million warrants with a per share exercise price of $13.00 per share and a 5-year term that expires on March 28, 2028 (the "March 2023 Cargill Warrant").

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
The Company evaluated the before and after cash flow changes resulting from the Fourth, Fifth, Sixth, and Seventh Amendments and concluded the change in cash flows underlying these cumulative amendments were not significantly different from the cash flows underlying the terms in the Original Credit Agreements; therefore, the Company accounted for these amendments as a modification rather than as an extinguishment. Consequently, the $25.7 million fair value of the March 2023 Cargill Warrant was recorded as an additional debt discount that will be amortized to interest expense over the remaining term of the Amended Credit Agreements. Fees paid to non-lender third parties as a result of the modification have been expensed as incurred.
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

General Provisions to the Original Credit Agreements (as Amended)
The interest rate on the Subordinated Facility is 12.5% per annum, and the interest rate on the Senior Facility is equal to SOFR plus a margin (which varies between 7.5% to 8.5% depending on the Senior Facility net leverage ratio) per annum, with accrued interest paid quarterly in arrears on the first business day of the subsequent quarter through the maturity date on September 3, 2028. Principal payments are due and payable quarterly under the Senior Facility, beginning April 1, 2025, based on the principal balance as of December 31, 2023 and assuming a fixed 10-year straight line amortization schedule. The remaining unpaid principal balance under both the Senior Facility and the Subordinated Facility is due on the September 3, 2028 maturity date.
In accordance with the Original Credit Agreements, the Company is required to maintain a debt service reserve account. The Fifth Amendment and Sixth Amendment, taken together, reduced the minimum balance to maintain in the debt service reserve account to $0 through March 31, 2025. From and after April 1, 2025, the minimum debt service reserve must be equal to two quarters of scheduled interest payments and two quarters of scheduled principal payments, which will be shown as restricted cash on the Consolidated Balance Sheets.
The Amended Credit Agreements contain a minimum liquidity covenant and certain other financial covenants that become measurable and effective beginning in the third quarter of 2025, including debt coverage, net leverage, and interest coverage ratios. The Sixth Amendment added a quarterly minimum production covenant for each facility based on pounds produced and sold during each quarter, effective for the second quarter of 2023, and the Tenth Amendment added a cash operating expense to revenue ratio effective for the third quarter of 2024. Additional covenants and other provisions exist that may limit or affect the timing of the Company's ability, among other things, to undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Facilities are secured with a first-priority lien against substantially all of the assets of the Company and its subsidiaries, including the Company’s intellectual property assets.

The Company did not meet the minimum liquidity, minimum production, and operating expense ratio covenants and exceeded certain capital expenditure limits during the quarter ended December 31, 2024. Cargill Financial provided permanent waivers for these past covenant violations through the Debt Restructuring Agreement (as defined in Note 18, Subsequent Events). Refer to Note 18, Subsequent Events, for further information. Consequently, the Company was in compliance with all applicable debt covenants as of December 31, 2024.
8. Financing Obligations

Montana Facility Financing Obligation
In June 2020, the Company completed the construction of the Montana Facility. Subsequent to the completion, the Company entered into a sale and finance leaseback transaction for the Montana Facility with Grow Bitterroot, LLC ("Grow Bitterroot"), a related party, for total consideration of $6.9 million with an initial term of 10 years. The Company also has an option to extend the term of the facility lease for three consecutive terms of five years each. In April 2021, the Company elected to extend two five-year periods, resulting in a 20-year lease term. In addition, the Company and Grow Bitterroot entered into a property maintenance and management services agreement under which the Company will provide all property maintenance and management services, including business, operational, strategic, and advisory services in exchange for an annual fee of $0.1 million. The property maintenance and management services agreement includes an initial term of three years with one year autorenewals unless terminated by either party with 30 days’ notice.
The transaction did not qualify for sale leaseback accounting due to the finance leaseback classification prohibiting sale accounting. As such, the transaction is accounted for as a financing transaction (a failed sale). Therefore, the assets remain on the Consolidated Balance Sheets, with the proceeds from the transaction and purchases of equipment on behalf of the related party recorded as a financing obligation. In addition, the Company will manage the facility and perform maintenance in exchange for a management fee under the property maintenance and management services agreement. The contractual payments for both the lease agreement and property maintenance and management agreement are applied as payments of deemed principal and imputed interest.
The lease agreement does not contain residual value guarantees. The agreement does not contain restrictions or covenants that may result in additional financial obligations. The landlord has the option to construct future improvements on the property; when the improvements are completed, the base rent will increase.
The Company utilized a rate of 11.6% to calculate imputed interest and recognized $1.6 million of interest expense related to the Montana Facility lease for the years ended December 31, 2024 and 2023.

California Facilities Financing Obligation
On April 27, 2023, Hollandia Real Estate, LLC ("Hollandia"), a wholly owned subsidiary of the Company, and STORE Master Funding XXXI, LLC ("STORE") consummated a $35 million multi-site sale and leaseback transaction relating to the Carpinteria Facility and the Oxnard Facility (collectively, the "California Facilities").
In connection with the sale and leaseback transaction, Hollandia and STORE entered into a Master Lease Agreement (the "California Facilities Lease") dated April 27, 2023 (the "Effective Date"). Pursuant to the California Facilities Lease, Hollandia will lease the California Facilities from STORE, subject to the terms and conditions of the California Facilities Lease.
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
The California Facilities Lease contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for sale and leaseback transactions.
As part of the California Facilities Lease, Hollandia delivered to STORE a letter of credit for $6.5 million as security for the full and faithful performance by Hollandia of the terms, provisions, covenants, and conditions of the California Facilities Lease. In the event of default under the California Facilities Lease, STORE shall have the right to draw on the letter of credit to satisfy any monetary obligations under the California Facilities Lease. The letter of credit will be released after five years, contingent on achieving certain financial metrics as specified in the California

Facilities Lease. The $6.5 million for the letter of credit is included in "Restricted cash" on the Consolidated Balance Sheets.
The transaction did not qualify for sale leaseback accounting due to the finance leaseback classification prohibiting sale treatment. As such, the transaction is accounted for as a financing transaction (a failed sale). Therefore, the leased assets remain on the Consolidated Balance Sheets and will continue to be depreciated over their original estimated useful lives, and the contractual lease payments will be allocated between interest expense (as imputed interest) and repayment of the $35 million financing obligation through April 30, 2048, which is the end of the 25-year lease term and the time at which the Company expects control of the leased assets to transfer to STORE. The Company utilized a rate of 11.1% to calculate imputed interest and recognized $4.0 million and $2.6 million of interest expense for the years ended December 31, 2024 and 2023, respectively, related to the California Facilities Lease.
The following tables summarize the financing obligations and the presentation in the Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)

Amortization of financing obligation assets	$2,036	$1,619
Interest on financing liabilities	5,545	4,220

The following table summarizes future financing obligation payments by fiscal year:

	Montana Facility Financing Obligation	California Facilities Financing Obligation
	(in thousands)
2025	$1,623	$3,401
2026	1,655	3,503
2027	1,688	3,608
2028	1,722	3,717
2029	1,756	3,828
Thereafter	21,431	94,518
Total financing obligation payments	29,875	112,575
Unamortized deferred financing costs	—	(211)
Amount representing interest	(20,024)	(91,693)
Net financing obligation and asset at end of term	4,145	15,240
Total financing obligation	$13,996	$35,911
9. Leases
The Company has operating leases primarily for facility equipment. The Company also has a financing lease for intra-facility transport vehicles. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and, therefore, are not factored into the determination of lease payments.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$83	$102
Finance lease cost:
Amortization of right-of-use assets	37	—
Interest on lease obligations	24	—
Short-term lease cost	723	816
Total lease expense	$867	$918

As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for all operating leases was 2.8 years and 7.3%, respectively. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for all finance leases was 4.4 years and 13.8%, respectively.
As of December 31, 2024, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows:

	Operating Leases	Finance Leases
	(in thousands)	(in thousands)
2025	$35	$86
2026	35	86
2027	26	86
2028	—	86
2029	—	30
Total minimum lease payments	96	374
Less: imputed interest	(9)	(87)
Total	$87	$287
10. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	December 31, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$7,448	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$6,403

	December 31, 2023
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$16,322	$—	$—
Liabilities:
March 2023 Cargill Warrant Liability	$—	$—	$7,214
The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

The fair value of the March 2023 Cargill Warrant Liability is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

December 31,
2024
(in thousands)
Balance as of March 28, 2023 (initial measurement)	$25,697
Fair value measurement adjustments through other income (expense)	(18,483)
Balance as of December 31, 2023	7,214
Fair value measurement adjustments through other income (expense)	(811)
Balance as of December 31, 2024	$6,403

The key inputs into the Black-Scholes model used to determine the fair value of the 2023 Cargill Warrant Liability were as follows at their measurement dates:

	December 31, 2024	December 31, 2023
Input
Share price	$2.07	$2.07
Risk-free interest rate	4.4%	3.8%
Volatility	122%	133%
Exercise price	$6.50	$13.00
Warrant life (years)	3.2	4.2
Dividend yield	—%	—%

As of December 31, 2024 and 2023, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximated their respective fair values due to their short-term maturities. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
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

Nonvoting Common Stock - Each holder of nonvoting common stock is entitled to zero votes for each share of nonvoting common stock held. Holders of nonvoting common stock are not entitled to information rights or rights to dividends or other distributions until immediately prior to a liquidation event.
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

Share Repurchase Program

On October 29, 2023, the Company's Board of Directors authorized a common stock repurchase program that allowed the Company to repurchase up to $1.0 million in shares of the Company's common stock through December 31, 2024. The Company did not repurchase any shares under the repurchase program, and it expired on December 31, 2024.

2021 Warrants and Private Placement Warrants
Prior to the Business Combination of Local Bounti and Leo Investors III LP (the "Sponsor") on November 19, 2021, Leo issued 833,333 warrants to purchase shares of the Company’s common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $149.50 per share, subject to adjustment as discussed below, 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire on November 19, 2026, or earlier upon redemption or liquidation.
The private placement warrants are identical to the 2021 warrants, except that the private placement warrants and the common stock issuable upon exercise of the private placement warrants were not transferable, assignable, or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants are non-redeemable so long as they are held by Leo or any of its permitted transferees. If the private placement warrants are held by someone other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the 2021 warrants. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.13 per warrant upon a minimum of 30 days' prior written notice of redemption if and only if the last sale price of the Company's common stock equals or exceeds $234.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. In no event will the Company be required to net cash settle the warrant exercise. As of December 31, 2024, outstanding 2021 warrants and private placement warrants, excluding warrants issued to Cargill Financial, were 833,330.

Assumed Warrants
In March 2021, the Company entered into a loan with Cargill Financial to finance the general working capital for the Company. This loan had a principal balance of up to $10.0 million and bore interest at 8% per annum with a maturity date of March 22, 2022. In September 2021, this loan was repaid in full. In connection with the original loan, Cargill Financial also received a total of 54,299 warrants (the "Assumed Warrants"), which are still outstanding. On November 19, 2021, the Company issued the Assumed Warrants for the right to purchase Common Stock, with an exercise price of $110.50 per share pursuant to those certain Warrant Agreements, dated as of March 22, 2021 and September 3, 2021 between the Company and Cargill Financial. The Assumed Warrants are exercisable in whole or in part at any time and from time to time on or after November 19, 2021, and on or before November 19, 2026.
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

Common Stock Listing

The Company’s common stock is listed on the NYSE under the ticker symbol "LOCL." The NYSE requires the Company to continue to meet certain listing standards. On April 3, 2024, the Company received a written notice (the "Notice") from the NYSE that it was not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual (the "Minimum Market Capitalization Standard") because its average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its last reported stockholders' equity was less than $50 million. Subsequently, the Company submitted, and the NYSE accepted, a plan setting forth the actions the Company was taking that were designed to regain compliance with the Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the "Market Capitalization Cure Period"). The Company's common stock continues to be listed and traded on the NYSE during the Market Capitalization Cure Period, subject to the Company's compliance with other NYSE continued listing standards and continued quarterly review by the NYSE of the Company's progress with respect to its plan. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its common stock on the NYSE.
12. Stock-Based Compensation
In 2020, the Company adopted an Equity Incentive Plan (the "2020 Plan"), pursuant to which the Company’s Board of Directors could grant stock awards to employees and service providers. According to the 2020 Plan, incentive stock options could only be granted to eligible employees. Non-statutory stock options, stock appreciation rights, restricted stock, RSUs, and employee stock purchase plan were also included in the 2020 Plan and could be granted to service providers. In October 2021, the Company adopted a new Equity Incentive Plan (the "2021 Plan"), which replaced the 2020 Plan. The 2020 Plan terminated upon the effectiveness of the 2021 Plan, at which time the outstanding awards previously granted thereunder were assumed by the Company. Following termination of the 2020 Plan, no new awards will be granted under such plan, but previously granted awards will continue to be subject to the terms and conditions of the 2020 Plan and the stock award agreements pursuant to which such awards were granted. Under the 2021 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, and certain other awards which are settled in the form of common shares under the 2021 Plan.

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
In November 2021, Legacy Local Bounti and certain restricted stockholders amended their change in control restricted stock awards to remove the vesting trigger and converted the vesting to four-year time-based vesting, with 10% vesting on the first anniversary of the original vesting commencement date and 30% vesting on each anniversary thereafter, subject to the grantee’s continued service on each applicable vesting date. As the vesting trigger was removed, the Company was required to recognize the compensation expenses through the Consolidated Statements of Operations.

A summary of the RSA activity for 2024 and 2023 is as follows:

	Number of Shares of Restricted Common Stock Awards(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2022	288,804	$24.05
Vested, settled	(19,175)	$36.27
Vested, unsettled	(133,928)	$22.71
Unvested at December 31, 2023	135,701	$23.60
Vested	(111,344)	$20.83
Unvested and outstanding at December 31, 2024	24,357	$36.27
_____________________

(1) Share and per share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split. See Note 11, Stockholders' Equity (Deficit), for additional detail.

Total expense of RSAs for the years ended December 31, 2024 and 2023 was $0.6 million and $1.2 million, respectively. As of December 31, 2024, the total compensation cost related to unvested RSAs not yet recognized is $0.1 million. Unvested RSA expense not yet recognized is expected to be recognized over a weighted average period of 0.2 years.
Restricted Stock Units

The Company has granted restricted stock units ("RSUs") under the 2020 Plan and the 2021 Plan. The Company has entered into various RSU agreements with both employees and nonemployees. The vesting for these RSUs range from zero to four years on a graded vesting schedule.

A summary of the RSU activity for 2024 and 2023 is as follows:

	Number of RSUs(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2022	727,484	$81.51
Granted	840,570	$8.44
Forfeited	(483,246)	$15.50
Vested	(421,414)	$62.41
Vested, unsettled	26,443	$4.73
Unvested and outstanding at December 31, 2023	689,837	$47.43
Granted	1,108,882	$2.96
Forfeited	(139,621)	$33.26
Vested	(432,790)	$36.53
Vested, unsettled	—	$—
Unvested and outstanding at December 31, 2024	1,226,308	$12.60
_____________________

(1) Share and per share amounts have been retroactively adjusted to reflect the June 15, 2023 Reverse Stock Split. See Note 11, Stockholders' Equity (Deficit), for additional detail.

The total expense value of RSUs for the years ended December 31, 2024 and 2023 was $2.7 million and $15.1 million, respectively. As of December 31, 2024, the total compensation cost related to unvested RSUs not yet recognized is $3.2 million. Unvested RSUs not yet recognized are expected to be recognized over a weighted average period of 1.63 years.

13. Income Taxes

For the years ended December 31, 2024 and 2023, the Company incurred net losses and, accordingly, no federal provision for income taxes has been recorded. In addition, no deferred benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2024, the Company had approximately $595.6 million of U.S. federal and state net operating losses. On December 31, 2023, the Company had approximately $382.9 million of federal and state net operating losses. The federal net operating losses can be carried forward indefinitely while the state carryforwards will begin to expire in 2030. Federal net operating losses carryforwards generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses carryforwards is limited to 80% of current year taxable income. Similar rules may apply under state tax laws.

The components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	(in thousands)
	2024	2023
Currently reportable expense
Federal	$—	$—
State	—	—
	—	—
Deferred benefit:
Federal	22,737	24,610
State	8,356	10,032
	31,093	34,642
Less: Valuation allowance	(31,093)	(34,642)
Total provision for income tax expense	$—	$—

The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State tax	5.5%	6.4%
Stock-based compensation	0.1%	(2.6)%
Non-deductible expenses	(0.8)%	3.4%
Research and development credit	—%	(0.3)%
Change in valuation allowance	(25.8)%	(27.9)%
Effective tax rate	—%	—%

	December 31,
	(in thousands)
	2024	2023
Gross deferred tax assets arising from:
Net operating loss carryforwards	$81,865	$51,490
ASC 842 lease liability	3,838	3,846
Acquired intangibles	10,672	11,576
Accruals and reserves	11,688	11,780
Capitalized research expenditures	7,592	4,662
Research and development credit carryforward	269	—
Gross deferred tax assets	115,924	83,354
Less: Valuation allowance	(97,220)	(66,129)
Deferred tax assets, net of valuation allowance	18,704	17,225
Deferred tax liabilities arising from:
ASC 842 right-of-use asset	(2,924)	(3,077)
Fixed assets and land	(15,780)	(14,148)
Gross deferred tax liabilities	(18,704)	(17,225)
Net deferred tax liabilities	$—	$—

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the change in the valuation allowance of $31.1 million and $34.6 million, respectively, was primarily due to the generation of additional net operating losses.

As of December 31, 2024 and 2023, the Company had $0.5 million and $0.5 million of federal research and development credits, respectively, which will begin to expire in 2042.

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

As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits was $0.3 million and $0.3 million, respectively, none of which impact income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company's income tax returns and the amount of income or loss reported are subject to examination by the respective taxing authorities. If such examinations result in changes to the profits or losses, the Company's tax liabilities could be changed accordingly.

14. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities. Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. Diluted net loss per common share represents an adjustment to basic net loss per share attributable to common stockholders giving effect to all potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2024	2023
Net loss	$(119,902)	$(124,015)
Weighted average common stock outstanding, basic and diluted	8,480,247	7,943,874
Net loss per common share, basic and diluted	$(14.14)	$(15.61)

The following table discloses the weighted average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Restricted Stock	76,254	222,282
Warrants	6,241,475	4,980,021

15. Segment Reporting

The Company has a single operating and reportable segment that derives its revenue from customers through the production and sale of agricultural produce, consisting primarily of grown living and loose leaf lettuce, arugula, spinach, and basil. All of the Company's revenue is generated in the U.S., and the Company manages its business activities on a consolidated basis. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

The CODM assesses segment performance and decides how to allocate resources based on net loss, which is also reported on the Consolidated Statements of Operations, and net cash generated by or used in operating activities, which is also reported on the Consolidated Statements of Cash Flows. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Significant expenses reviewed by the CODM include those that are presented in the Consolidated Statements of Operations. The accounting policies of the Company's single reportable segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Year Ended December 31,
	(in thousands)
	2024	2023
Revenue	$38,138	$27,557
Less:
Salaries and wages	34,907	35,757
Transportation and delivery	2,662	1,837
Depreciation and amortization	18,871	13,132
Interest expense, net	58,923	25,745
Stock-based compensation expense, net of amounts capitalized	3,348	16,274
Other segment items(1)	39,329	58,827
Segment net loss	(119,902)	(124,015)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Net loss	$(119,902)	$(124,015)
_____________________

(1) Other segment items included in Segment net loss include goodwill impairment, change in fair value of warrant liability, research and development expense, facilities expense, legal expense, accounting expense, insurance expense, loss on disposal of fixed assets, software expense, and other overhead expense.

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
Non-Cancelable Purchase Commitments

As of December 31, 2024, the Company had non-cancelable purchase commitments of $1.8 million, primarily related to software products and services used to facilitate the Company's operations at the enterprise level.
Defined Contribution Plan

The Company sponsors 401(k) defined contribution plans covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company's contributions to the 401(k) plans for the years ended December 31, 2024 and 2023, totaled $0.9 million and $0.6 million, respectively.
17. Related Party Transactions

Grow Bitterroot Sale Lease Back Transaction and Services Agreement
In June 2020, the Company sold for total consideration of $6.9 million a greenhouse facility to Grow Bitterroot, a qualified opportunity zone fund owned in part by Live Oak Ventures, LLC, which owns more than 10% of the Company's common stock, and Orange Strategies LLC, of which Pamela Brewster, a member of the Company's Board of Directors, is principal. Travis M. Joyner, our Co-Founder and a member of the Company's Board of Directors, is manager of Grow Bitterroot. Concurrently, Local Bounti's predecessor entity and Grow Bitterroot entered into an agreement whereby the Company leases land and the greenhouse facility from Grow Bitterroot. See Note 8, Financing Obligations, for more information regarding the Montana Facility lease and accounting treatment.
The Company paid Grow Bitterroot $1.2 million and $1.5 million under the lease agreement for the years ended December 31, 2024 and 2023, respectively.

18. Subsequent Events
On March 31, 2025, the Company entered into an agreement with an investor for a $25.0 million investment (the "PIPE Financing"). In connection with the PIPE Financing, the Company issued 1,771,586 shares of common stock and 10,728,414 shares of Series A Preferred Stock (the "Series A Preferred Stock"), a newly created series of non-voting convertible preferred stock, at a purchase price of $2.00 per share.
The Series A Preferred Stock will be non-voting (except as required by applicable law) with no liquidation preference and will be redeemable at the option of the holder at the purchase price. Each share of Series A Preferred Stock will automatically convert to one share of common stock upon the Company's receipt of stockholder approval, which the Company intends to seek at its upcoming Annual Meeting of Stockholders on June 11, 2025.
In connection with the PIPE Financing, the Company also entered into a debt restructuring agreement with Cargill Financial (the "Debt Restructuring Agreement") on March 31, 2025 (the "Restructuring Date"), to amend the Amended Credit Agreements and Facilities with Cargill Financial, as described in Note 7, Debt. Pursuant to the Debt Restructuring Agreement, (i) $139.0 million of loans outstanding under the Amended Credit Agreements, together with all accrued and unpaid interest was cancelled, and (ii) $58.0 million of loans outstanding under the Subordinated Credit Agreement, dated as of September 3, 2021 (as amended, supplemented or otherwise modified, the “Subordinated Credit Agreement”), by and among the Company, Local Bounti Operating Company LLC, the other borrowers and guarantors party thereto, and Cargill Financial, as lender, together with all accrued and unpaid interest, was cancelled, constituting all of the loans and interest outstanding under the Subordinated Credit Agreement (the “Debt Restructuring”). Following the Debt Restructuring, the aggregate principal amount of loans outstanding under the Amended Credit Agreements was $312.0 million. Additionally, in connection with the Debt Restructuring Agreement, the per share exercise price of the March 2023 Cargill Warrant was amended from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033.
Subsequent to the Debt Restructuring Date, interest on the Facilities will accrue at three-month SOFR plus 2.0%. On March 31, 2031, the interest rate will increase to three-month SOFR plus 6.0%. From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Facilities and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. Interest accruing on the outstanding principal balance of the Facilities in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029.
From January 1, 2030 to March 31, 2031, interest will accrue on up to $200 million of the Facilities and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2030, and continuing through March 31, 2031. Interest accruing on the outstanding principal balance of the Facilities in excess of $200 million will, at the Company’s option, either be paid in cash or paid-in-kind, beginning with the quarter commencing April 1, 2027, and continuing through March 31, 2031.
At all times after March 31, 2031, interest shall be payable only in cash on the first business day after each calendar quarter end. Additionally, beginning in the fourth quarter of 2027, 50% of the free cash flow generated in the preceding quarter must be used for principal repayment on a quarterly basis. The maturity date of the Facilities subsequent to the Debt Restructuring Agreement is December 31, 2035.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's internal control over financial reporting includes policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and
•Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be included in our definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Our Board has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available under the investors section of our website at http://www.localbounti.com. In addition, we intend to post under the investors section of our website all disclosures required by law or NYSE listing standards relating to any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and this disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item will be included in our definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be included in our definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be included in our definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this Item will be included in our definitive Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements: The information concerning our Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled "Financial Statements."
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

3.4	Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
3.5	Amended and Restated Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
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

4.8
Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).

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

10.8†	Amendment to Local Bounti Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 14, 2024).
10.9†	Local Bounti Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
10.10†
Form of Employment Agreement with Chief Executive Officer of Local Bounti Corporation (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).

10.11†	Form of Employment with Executive Officer of Local Bounti Corporation (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
10.12†
Form of Separation and Release Agreement with former Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2023).

10.13†	Local Bounti Corporation Director Compensation Policy, amended and restated December 11, 2023.
10.14
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

10.17	Form of Support Agreement, dated as of March 28, 2023 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.18
Master Lease Agreement, dated as of April 27, 2023, by and between STORE Master Funding XXXI, LLC and Hollandia Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 3, 2023).

10.19
Unconditional Guaranty of Payment and Performance, dated as of April 27, 2023, by Local Bounti Corporation for the benefit of STORE Master Funding XXXI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 3, 2023).

10.20*
Restructuring Agreement and Eleventh Amendment to Senior Credit Agreement, dated as of March 31, 2025, by and among Local Bounti Operating Company LLC, Local Bounti Corporation, the subsidiary borrowers and guarantors signatory thereto, Cargill Financial Services International, Inc., in its capacity as the senior lender, and Cargill Financial Services International, Inc., in its capacity as the subordinated lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).

10.21*
Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Restructuring Agreement and Eleventh Amendment to Senior Credit Agreement, dated as of March 31, 2025) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).

10.22	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).
10.23*
Securities Purchase Agreement, dated as of March 31, 2025, by and among Local Bounti Corporation and each of the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).

10.24
Investor Rights Agreement, dated as of March 31, 2025, by and among Local Bounti Corporation and each of the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).

10.25
Form of Support Agreement, dated as of March 31, 2025, by and among Local Bounti Corporation and each stockholder party thereto (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).

19.1	Insider Trading Policy, revised April 12, 2023.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
23.1	Consent of WithumSmith+Brown, PC.
24.1	Power of attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1	Compensation Recovery Policy, adopted October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2024).
101
The following financial statements from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Local Bounti Corporation

/s/ Craig M. Hurlbert
Name: Craig M. Hurlbert
Title: Chief Executive Officer and Director
Date: March 31, 2025
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Craig M. Hurlbert and Kathleen Valiasek, and each of them, as his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig M. Hurlbert	Chief Executive Officer and Director	March 31, 2025
Craig M. Hurlbert	(Principal Executive Officer)

/s/ Kathleen Valiasek	President and Chief Financial Officer	March 31, 2025
Kathleen Valiasek	(Principal Financial and Accounting Officer)

/s/ Travis M. Joyner	Director	March 31, 2025
Travis M. Joyner

/s/ Pamela Brewster	Director	March 31, 2025
Pamela Brewster

/s/ Jennifer Carr-Smith	Director	March 31, 2025
Jennifer Carr-Smith

/s/ Edward C. Forst	Director	March 31, 2025
Edward C. Forst

/s/ Mark J. Nelson	Director	March 31, 2025
Mark J. Nelson

/s/ Matthew Nordby	Director	March 31, 2025
Matthew Nordby