Form 10-Q
period 2025-03-31
Local Bounti Corporation/DE
filed 2025-05-15
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 10,914,704 at May 9, 2025.

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
•the risk that, following the conversion of our Series A Preferred Stock, the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions;
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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$18,008	$937
Restricted cash	10,405	6,529
Accounts receivable, net	2,591	2,282
Inventory, net	7,157	6,814
Prepaid expenses and other current assets	2,468	2,261
Total current assets	40,629	18,823
Property and equipment, net	369,208	370,978
Finance lease right-of-use assets	261	277
Operating lease right-of-use assets	66	73
Intangible assets, net	36,891	37,783
Other assets	142	101
Total assets	$447,197	$428,035

Liabilities, mezzanine equity, and stockholders' equity (deficit)
Current liabilities
Accounts payable	$15,340	$16,987
Accrued liabilities	4,470	18,082
Short-term debt	—	20,205
Financing obligation	60	51
Operating lease liabilities	30	30
Finance lease liabilities	81	81
Total current liabilities	19,981	55,436
Long-term debt
Principal amount	312,000	447,719
Plus: Debt premium, net of amortization	168,047	—
Less: Unamortized deferred financing costs	—	(31,142)
Long-term debt, net	480,047	416,577
Financing obligation, noncurrent	50,010	49,856
Operating lease liabilities, noncurrent	49	57
Finance lease liabilities, noncurrent	194	206
Warrant liability	9,913	6,403
Total liabilities	560,194	528,535

Commitments and contingencies (Note 12)

Mezzanine equity
Series A Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 10,728,414 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	21,457	—

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 400,000,000 shares authorized, 10,642,968 and 8,656,122 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	326,450	322,729
Accumulated deficit	(460,905)	(423,230)
Total stockholders' equity (deficit)	(134,454)	(100,500)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$447,197	$428,035
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Sales	$11,605	$8,383
Cost of goods sold(1)(2)	10,144	7,597
Gross profit	1,461	786
Operating expenses:
Research and development(1)(2)	6,977	3,487
Sales and marketing(1)(2)	2,114	1,782
General and administrative(1)(2)	8,104	5,816
Total operating expenses	17,195	11,085
Loss from operations	(15,734)	(10,299)
Other income (expense):
Change in fair value of warrant liability	(3,510)	(4,180)
Interest expense, net	(18,838)	(9,608)
Other income	407	37
Net loss	(37,675)	(24,050)
Less: Deemed dividend to preferred stockholders	403	—
Net loss attributable to common stockholders	$(38,078)	$(24,050)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(4.32)	$(2.89)
Weighted average common shares outstanding:
Basic and diluted	8,808,594	8,325,944

(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$11	$21
Research and development	16	93
Sales and marketing	37	(200)
General and administrative	526	(848)
Total stock-based compensation expense, net of amounts capitalized	$590	$(934)

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$1,913	$1,203
Research and development	2,686	797
Sales and marketing	—	—
General and administrative	1,281	1,228
Total depreciation and amortization	$5,880	$3,228
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	8,656,122	$1	$322,729	$(423,230)	$(100,500)
Issuance of common stock for PIPE Investment	1,771,586	—	3,477	—	3,477
Deemed dividend to Series A Preferred Stock	—	—	(403)	—	(403)
Vesting of restricted stock units, net	215,260	—	—	—	—
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(37,675)	(37,675)
Balance, March 31, 2025	10,642,968	$1	$326,450	$(460,905)	$(134,454)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	126,305	—	—	—	—
Stock-based compensation	—	—	(670)	—	(670)
Net loss	—	—	—	(24,050)	(24,050)
Balance, March 31, 2024	8,437,542	$1	$317,930	$(327,378)	$(9,447)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(37,675)	$(24,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,988	2,335
Amortization of intangible assets	892	893
Stock-based compensation expense, net of amounts capitalized	590	(934)
Allowance for expected credit losses	(6)	—
Inventory allowance	(56)	223
Loss on disposal of property and equipment	14	3
Change in fair value of warrant liability	3,510	4,180
Paid-in-kind interest expense	15,293	9,786
Amortization of debt issuance costs	2,100	2,100
Interest expense on financing obligation	163	198
Changes in operating assets and liabilities:
Accounts receivable	(303)	(281)
Inventory	(287)	(973)
Prepaid expenses and other current assets	(207)	181
Other assets	(41)	(2,936)
Accounts payable	(276)	969
Operating lease liabilities	(1)	(21)
Finance lease liabilities	16	—
Accrued liabilities	1,733	1,244
Net cash used in operating activities	(9,553)	(7,083)

Investing Activities:
Purchases of property and equipment	(4,962)	(34,985)
Net cash used in investing activities	(4,962)	(34,985)

Financing Activities:
Proceeds from issuance of Series A preferred stock	21,457	—
Proceeds from issuance of common stock	3,543	—
Proceeds from issuance of debt	10,474	39,904
Principal payment on finance lease liabilities	(12)	—
Net cash provided by financing activities	35,462	39,904
Net change in cash and cash equivalents and restricted cash	20,947	(2,164)
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$28,413	$14,731

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$18,008	$8,242
Restricted cash	10,405	6,489
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$28,413	$14,731

Non-cash investing and financing activities:
Accrued interest capitalized to debt	$15,293	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,788	$1,965
Transaction costs recorded to Preferred Stock included in accounts payable	$469	$—
Stock-based compensation capitalized to property and equipment, net	$58	$264
Deemed dividend to preferred stockholders	$403	$—
Interest capitalized to property and equipment, net	$—	$5,683

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company produces sustainably grown produce, focused primarily on living and loose leaf lettuce, arugula, bok choy, and basil. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condense Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the statements herein.
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2024 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, its cash flows for the three months ended March 31, 2025 and 2024, and its stockholders' equity (deficit) for the three months ended March 31, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Change in Presentation
In the Unaudited Condensed Consolidated Statements of Operations for three months ended March 31, 2025, the Company has revised the presentation of operating expenses to separately present "Sales and marketing" and "General and administrative." In prior periods, these expenses were presented on a combined basis as "Selling, general and administrative."
The Company believes this updated presentation provides a more meaningful view of its cost structure and better aligns with how management evaluates financial performance and allocates resources. To facilitate comparison, amounts for the three months ended March 31, 2024 have been recast to conform to the current period presentation. This change in presentation had no impact on total operating expenses, loss from operations, net loss, or loss per share for any period presented.

Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740), which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company is adopting ASU 2023-09 for the fiscal year ending December 31, 2025 on a prospective basis. The adoption of this ASU had no impact on the Company’s interim Unaudited Condensed Consolidated Financial Statements and related disclosures.

3. Inventory
Inventory, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Raw materials	$2,776	$2,349
Production	5,378	5,515
Finished goods	199	202
Inventory allowance	(1,196)	(1,252)
Total inventory, net	$7,157	$6,814

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Machinery, equipment, and vehicles	$116,846	$115,373
Land	19,253	19,253
Buildings and leasehold improvements	259,968	258,864
Construction-in-progress	6,566	6,039
Less: Accumulated depreciation	(33,425)	(28,551)
Property and equipment, net	$369,208	$370,978

Depreciation expense related to property and equipment was $5.0 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Interest	$—	$15,293
Construction	99	46
Payroll	1,138	631
Production	1,038	704
Professional services	400	295
Other	1,795	1,113
Total accrued liabilities	$4,470	$18,082

6. Debt
Debt consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Senior Facility	$312,000	$413,359
Debt premium, net of amortization	168,047	—
Subordinated Facility	—	54,564
Unamortized deferred financing costs	—	(31,141)
Total debt	480,047	436,782
Less: Short-term portion	—	(20,205)
Total long-term debt	$480,047	$416,577

Restructured Credit Agreements with Cargill Financial

On September 3, 2021, Local Bounti Operating Company LLC and certain subsidiaries entered into a multiple-advance term loan credit agreement (the "Senior Credit Agreement" and “Senior Facility”) and a subordinated credit agreement (the "Subordinated Credit Agreement" and "Subordinated Facility" and, together with the Senior Credit Agreement, the "Original Credit Agreements") with Cargill Financial.

On March 31, 2025, the Company entered into a restructuring agreement and an Eleventh Amendment to the Senior Credit Agreement (the “Eleventh Amendment” and the "Amended Senior Credit Agreement") with Cargill Financial, as further described below.
Eleventh Amendment to the Senior Credit Agreement
Pursuant to the Eleventh Amendment, (i) $139.0 million of loans outstanding under the Senior Facility, together with all accrued and unpaid interest was cancelled, and (ii) $58.0 million of loans outstanding under the Subordinated Credit Agreement, together with all accrued and unpaid interest, was cancelled, constituting all of the loans and interest outstanding under the Subordinated Credit Agreement. In accordance with the Eleventh Amendment, the aggregate principal amount of loans outstanding under the Senior Facility subsequent to the Eleventh Amendment was $312.0 million. Additionally, in connection with the Eleventh Amendment, the per share exercise price of the Original Warrants (as defined below in Note 7, Fair Value Measurements), was amended from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033.

The Company concluded the Eleventh Amendment met the definition of a troubled debt restructuring as the Company was experiencing financial difficulties and the creditor granted a concession as a result of the reduction of principal, cancellation of accrued interest, modification of interest rates, and the extension of the maturity date under the Original Credit Agreements. Therefore, no gain was recognized on the cancellation of debt. Instead, $181.7 million of cancelled principal and $15.4 million of accrued interest, net of $29.0 million of unamortized debt discount remaining under the original Senior Facility, was recorded as a debt premium (representing the excess of the $480.0 million carrying amount of the Senior Facility and the Subordinated Facility prior to the restructuring over the new $312.0 million principal amount of the Senior Facility subsequent to the Eleventh Amendment) that will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

General Provisions of the Senior Facility

Subsequent to the Eleventh Amendment, interest on the Senior Facility will accrue at three-month SOFR plus 2.0%. On March 31, 2031, the interest rate will increase to three-month SOFR plus 6.0%. From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029.
From January 1, 2030 to March 31, 2031, interest will accrue on up to $200 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2030, and continuing through March 31, 2031. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $200 million will, at the Company's option, either be paid in cash or paid-in-kind, beginning with the quarter commencing April 1, 2027, and continuing through March 31, 2031.
At all times after March 31, 2031, interest shall be payable only in cash on the first business day after each calendar quarter ends. Additionally, beginning in the fourth quarter of 2027, 50% of the free cash flow generated in the preceding quarter must be used for principal repayment on a quarterly basis. The maturity date of the Senior Facility subsequent to the Eleventh Amendment is December 31, 2035.

The Amended Senior Credit Agreement includes affirmative and negative covenants and events of default, and other requirements and restrictions. The financial covenants under the Amended Senior Credit Agreement consist of the following:

•Minimum Consolidated Interest Coverage Ratio: Beginning June 30, 2027, the Company must maintain a Consolidated Interest Coverage Ratio of at least 1.00 to 1.00, increasing to 1.25 to 1.00 on June 30, 2028, and thereafter.
•Minimum Liquidity: The Company is required to maintain minimum liquidity of $3.0 million as of December 31, 2025, December 31, 2026, and thereafter.
•Minimum EBITDA: The Company must achieve minimum Consolidated Adjusted EBITDA of $0 for the quarter ending March 31, 2026; $3.0 million for each of the quarters ending December 31, 2026 and March 31, 2027; and $7.0 million for the twelve-month period ending March 31, 2027. Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) before the impact of interest expense, depreciation, and amortization, and adjusted to exclude stock-based compensation expense, change in fair value of warrant liability, and certain other non-core items.
•Current Ratio: Starting June 30, 2027, the Company must maintain a minimum current ratio covenant of at least 1.00 to 1.00, increasing to 1.20 to 1.00 beginning June 30, 2028, and thereafter.

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) before the impact of interest expense, depreciation, and amortization, and adjusted to exclude stock-based compensation expense, change in fair value of warrant liability, business acquisition and strategic transaction due diligence and integration related costs, and certain other non-core items.
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	March 31, 2025
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$24,464	$—	$—
Liabilities:
Cargill Amended Warrants Liability	$—	$—	$9,913

	December 31, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$7,448	$—	$—
Liabilities:
Cargill Amended Warrants Liability	$—	$—	$6,403

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

Common Stock Purchase Warrant Amendment

In connection with the Eleventh Amendment, the Company entered into amendments for existing warrants held by Cargill Financial (the "Warrant Amendments") to amend (i) that certain Common Stock Purchase Warrant, dated March 28, 2023 (the "Base Warrant") and (ii) those certain Warrants to Purchase Common Stock, each issued November 21, 2021 (the "2021 Warrants" and, together with the Base Warrant, the "Original Warrants"; the Original Warrants as amended, the "Amended Warrants") to (a) amend the exercise price for the Original Warrants from $6.50 to $4.00 per share of common stock, (b) extend the expiration date to eight years from the closing of the Eleventh Amendment, and (c) amend and restate the Base Warrant to be on the same form as the 2021 Warrants. The Original Warrants were issued by the Company to Cargill Financial to purchase up to an aggregate of 5,408,145 shares of common stock and the aggregate number of shares is the same for the Amended Warrants. The change in the per share exercise price did not affect the classification of the Original Warrants. Therefore, the change in fair value of the Original Warrants will continue to be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Unaudited Condensed Consolidated Statements of Operations.

The fair value of the liability of the Amended Warrants is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

March 31,
2025
(in thousands)
Balance as of December 31, 2024	$6,403
Fair value measurement adjustments through other income (expense)	3,510
Balance as of March 31, 2025	$9,913

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the Amended Warrants were as follows at their measurement dates:

	March 31, 2025	March 31, 2024
Input
Share price	$2.06	$2.91
Risk-free interest rate	4.0%	4.2%
Volatility	119%	128%
Exercise price	$4.00	$6.50
Warrant life (years)	8.0	4.0
Dividend yield	—%	—%

As of March 31, 2025 and December 31, 2024, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

8. Mezzanine Equity and Stockholders' Equity (Deficit)
Securities Purchase Agreement
On March 31, 2025, simultaneous with the Eleventh Amendment (see Note 6, Debt for further information), the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for a $25 million investment (the "PIPE Investment"). In connection with the PIPE Investment, the Company issued 1,771,586 shares of common stock (the "PIPE Common Stock"), $0.0001 par value per share, and 10,728,414 shares Series A Preferred Stock (the "Series A Preferred Stock"), $0.0001 par value per share (and together with the PIPE Common Stock, (the "Securities")) at a purchase price of $2.00 per share (the "Purchase Price") to comply with NYSE stockholder approval rules. As required by the NYSE shareholder approval rules, the Series A Certificate of Designations limit the number of shares of common stock issuable upon conversion of the Series A Preferred Stock such that, when aggregated with the shares of PIPE Common Stock issued at closing, such issuances shall not exceed 19.99% of the Company’s issued and outstanding common stock until the date stockholder approval is obtained. All shares of Series A Preferred Stock will automatically convert into one share of common stock without any action by the holders on the first trading day after the Company obtains stockholder approval, which the Company will seek at its upcoming June 11, 2025, Annual Meeting of Stockholders. The Series A Preferred Stock has no liquidation preference and is non-voting, convertible, and redeemable at the option of the holder at the original purchase price if not automatically converted into common stock within one year from the date of issuance. The holders of Series A Preferred Stock are entitled to dividends on an if-converted basis in the same form as any dividends paid on shares of the Company’s common stock or other securities. The Investors will be subject to a 180-day lock-up period with respect to the Securities purchased in the PIPE Investment.

The Purchase Agreement includes customary representations, warranties and covenants of the parties. The securities issued pursuant to the Purchase Agreement were sold in private placements in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended ("Securities Act") and/or Rule 506(b) of Regulation D promulgated under the Securities Act, without general solicitation, made only to and with accredited investors as defined in Regulation D. The transaction closed on March 31, 2025, following the satisfaction of customary closing conditions. Upon closing, the Company received aggregate net proceeds of approximately $24.5 million, net of offering expenses, which was allocated between the Common Stock and Series A Preferred Stock on a relative fair value basis resulting in $3.4 million of net proceeds from the sales of Common Stock and $21.1 million from the sale of Series A Preferred Stock. The Company intends to use the proceeds from the Securities sale for general corporate purposes.

The Series A Preferred Stock is classified in temporary equity on the Unaudited Condensed Consolidated Balance Sheets as it is contingently redeemable in cash at the original purchase price at the holder’s option upon the occurrence of events which are deemed outside of the Company’s control. In accordance with the accounting guidance for contingently redeemable equity instruments, the Company elected to record changes in redemption value immediately as the changes occur, and to adjust the carrying amount of the Series A Preferred Stock to its redemption value at the end of each reporting period. At issuance, the Series A Preferred Stock had a relative fair value of $21.1 million. At the end of the reporting period on March 31, 2025, the redemption value of the Series A Preferred Stock was equal to the original purchase price of $2.00 per share, or $21.5 million. Consequently, the Company recognized a $0.4 million increase to the initial carrying value of the Series A Preferred Stock and a decrease to additional paid in capital to reflect the Series A Preferred Stock at its maximum redemption value. This increase to the carrying value is treated as a deemed dividend to the preferred stockholders and increases the net loss attributable to common stockholders and basic net loss per share. See Note 10, Net Loss Per Share for further information.

9. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the three months ended March 31, 2025 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2024	24,357	$36.27
Vested	(24,357)	$36.27
Unvested and outstanding at March 31, 2025	—	$—

Total RSA expense for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.3 million, respectively. As of March 31, 2025, there is no remaining compensation cost related to unvested RSAs as they have all been vested.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the three months ended March 31, 2025 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2024	1,226,308	$12.60
Granted	7,250	$2.19
Forfeited	(102,687)	$4.57
Vested	(325,660)	$22.10
Unvested and outstanding at March 31, 2025	805,211	$9.59

Total RSU expense, net of amounts capitalized, for the three months ended March 31, 2025 and 2024 was $0.5 million and $(1.2) million, respectively. As of March 31, 2025, the total compensation cost related to unvested RSUs not yet recognized is $2.1 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 1.81 years.

10. Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification 260, Earnings Per Share. Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including restricted stock awards and units, convertible preferred stock, and common stock warrants using the treasury stock method or the if-converted method, as applicable. For the three months ended March 31, 2025 and 2024, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss attributable to common stockholders is the same for all periods presented.

The Company follows the two-class method to compute net loss per share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings of the Company as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities only if the participating securities are contractually obligated to fund the losses of the issuing entity or the contractual redemption amount related to the participating securities is reduced as a result of losses incurred by the issuing entity. The Series A Preferred Stock meets the definition of a participating security as the holders are contractually entitled to participate in dividends, if and when declared. However, the Series A Preferred Stock holders do not have a contractual obligation to fund the Company’s losses, and the redemption amount related to these participating securities is not contractually reduced as a result of losses incurred by the Company. Therefore, due to the Company’s net loss for the current period, all undistributed losses were allocated entirely to the Company’s outstanding common stock. Also, changes in the carrying value of the participating securities during the reporting period are treated as a deemed dividend to the Series A Preferred Stockholders and added to the net loss attributable to common stockholders. In computing net loss per share, the Company's unvested restricted common stock and warrants are not considered participating securities.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(38,078)	$(24,050)
Weighted average common shares outstanding, basic and diluted	8,808,594	8,325,944
Net loss per common share, basic and diluted	$(4.32)	$(2.89)

The following table discloses the weighted-average or period-end shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Restricted Stock	19,756	108,553
Warrants	6,241,475	6,241,475
Period-end preferred shares on an if-converted basis	10,728,414	—

11. Segment Reporting

The Company has a single operating and reportable segment that derives its revenue from customers through the production and sale of agricultural produce, consisting primarily of grown living and loose leaf lettuce, arugula, bok choy, and basil. All of the Company's revenue is generated in the U.S., and the Company manages its business activities on a consolidated basis. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

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

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$11,605	$8,383
Less:
Salaries and wages	8,588	8,648
Transportation and delivery	2,662	1,837
Depreciation and amortization	5,880	3,228
Interest expense, net	18,838	9,608
Stock-based compensation expense, net of amounts capitalized	592	(934)
Other segment items(1)	12,720	10,046
Segment net loss	(37,675)	(24,050)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Net loss	$(37,675)	$(24,050)
_____________________

(1) Other segment items included in Segment net loss include change in fair value of warrant liability, research and development expense, facilities expense, legal expense, accounting expense, insurance expense, loss on disposal of fixed assets, software expense, and other overhead expense.
12. Commitments and Contingencies
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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused primarily on living and loose leaf lettuce, arugula, bok choy, and basil. Founded in 2018 and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology® to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

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

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, H-E-B, Sprouts, and AmazonFresh. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. We recently introduced new Grab & Go Salads and additions to our baby leaf portfolio with several high-velocity offerings, including bok choy, arugula, and basil. In addition, we introduced 50/50 blend and power greens in the third quarter of 2024. We signed an offtake agreement with Sam's Club in October 2022 for our leafy greens production, initially from our Georgia facility and now including both our Georgia and Texas facilities. The offtake agreement provides for the sale of defined minimum quantities of leafy greens from our Georgia and Texas facilities and runs through September 2028.

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

Commercial Facility Update

Texas Facility Product Mix Transition Progress

We continue to make significant progress at our six-acre Texas facility. In response to evolving customer demands, we strategically reconfigured three acres of the facility—originally designed for head lettuce production—to create a flexible growing environment capable of producing both head lettuce and cut products based on customer preferences. This purposeful design approach highlights our commitment to adaptability and customer-centric operations. While this reconfiguration temporarily impacted the full utilization of the facility in the second half of 2024 and first quarter of 2025, we are now in the final stages of completing this reconfiguration and expect to begin commercial production in this section starting in second quarter of 2025. The automated harvesting equipment for the configuration is expected to be installed early third quarter 2025, replacing the temporary harvester it will use during second quarter, and is expected to drive operational efficiencies and margin improvement.

Capacity Expansion Project Update

Plans remain in place to build additional capacity across our network of facilities enabled with our patented Stack & Flow Technology®. The expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The timing and scope of these projects, including plans to expand into the Midwest, remain under review pending ongoing discussions with retailers to optimize those facilities for specific products in support of retail commitments and strategies to expand distribution.

Product Development & Distribution

We continue to expand our commercial footprint with several notable distribution wins in the first quarter of 2025. We expanded our Texas-grown Arugula offering with Brookshire's in approximately 80 stores and began distributing Organic Living Butter Lettuce from California to HEB. We have also launched our basil program with several regional retailers and wholesalers in the Pacific Northwest.

Our relationship with Walmart continues to strengthen, building on the 191 stores already being served with premium baby leaf varieties. We have secured an additional commitment to serve 13 Walmart distribution centers with Conventional Living Butter Lettuce, with shipments having commenced in late April from both the California and Texas facilities.

We have also evolved our Grab-and-Go Salad Kit offerings to better serve retail partners and consumer trends. This includes the launch of new salad kits in Q1 2025, with additional flavors expected to be introduced in Q3, as well as the creation of a new product line that meets the needs of today's value-oriented consumer. We are particularly excited about our upcoming exclusive launch of a new larger, approximately 12-ounce family-sized Caesar salad kit with a large multi-national retailer in the Pacific Northwest beginning in the third quarter. In addition, we continue to expand our relationship with a leading meal subscription business that is now seeking additional SKUs.

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

•Invest in sales and marketing efforts to increase brand awareness, engage customers, and drive sales of our products; and

•Incur additional general administration expenses

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Sales	$11,605	$8,383	3,222	38%
Cost of goods sold(1)(2)	10,144	7,597	2,547	34%
Gross profit	1,461	786	675	86%
Operating expenses:
Research and development(1)(2)	6,977	3,487	3,490	100%
Sales and marketing(1)(2)	2,114	1,782	332	19%
General and administrative(1)(2)	8,104	5,816	2,288	39%
Total operating expenses	17,195	11,085	6,110	55%
Loss from operations	(15,734)	(10,299)	(5,435)	53%
Other income (expense):
Change in fair value of warrant liability	(3,510)	(4,180)	670	(16)%
Interest expense, net	(18,838)	(9,608)	(9,230)	96%
Other income	407	37	370	1000%
Net loss	$(37,675)	$(24,050)	(13,625)	57%
(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cost of goods sold	$11	$21	(10)	(48)%
Research and development	16	93	(77)	(83)%
Sales and marketing	37	(200)	237	119%
General and administrative	526	(848)	1,374	162%
Total stock-based compensation expense, net of amounts capitalized	$590	$(934)	1,524	163%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of goods sold	$1,913	$1,203	710	59%
Research and development	2,686	797	1,889	237%
Sales and marketing	—	—	—	—%
General and administrative	1,281	1,228	53	4%
Total depreciation and amortization	$5,880	$3,228	2,652	82%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our six facilities.

Sales increased by $3.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due to increased production and growth in sales from our facility in Georgia and sales from our new facilities in Texas and Washington, which began shipping and selling products in the second quarter of 2024.

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

Cost of goods sold increased by $2.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

Research and Development
Research and development expenses primarily consist of costs associated with the ongoing development, improvement, testing, alteration, and refinement of our product offerings, production lines, manufacturing processes, growing techniques, and post-harvest packaging methods. Our research and development efforts focus on enhancing each facility’s indoor environmental controls, growing recipes, and refining Stack & Flow Technology® processes, all aimed at meeting facility design and production yield specifications. Additionally, we also focus on the development of new leafy green product offerings, value-added products such as Grab & Go Salads, and new crops, including arugula, basil, and berries. Research and development activities are conducted at the facilities in Montana, Texas, Washington, California, and Georgia.

Research and development costs increased by $3.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is driven primarily by the additional development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs, related to the development and testing of our commercial-scale Stack & Flow Technology® and production processes at the Washington and Texas facilities.

Sales and Marketing

Sales and marketing expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our sales and marketing teams, transportation and delivery costs, marketing, and advertising, among others.

Sales and marketing costs increased by $0.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is driven primarily by an increase in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales.

General, and Administrative

General, and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, and human resources teams, expenses for third-party professional services, insurance, computer hardware and software, and amortization of intangible assets, among others.

General, and administrative expenses increased by $2.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by a $1.4 million increase in stock-based compensation that was a result of prior year stock-based compensation that resulted in a net benefit for the three months ended March 31, 2024 due to forfeitures of RSU awards. Additional increases as compared to the prior year period were a $0.3 million increase in salaries, benefits, and payroll-related expenses, and a $0.5 million increase in insurance.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The increase in fair value of the warrant liability is primarily due to the Debt Restructuring Agreement, which amended the Original Warrants by decreasing the per share exercise price of the Original Warrants from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033. This change in terms increased the value of the warrants and the related liability.

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

Interest expense, net increased by $9.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is primarily due to a significant increase in the principal amount outstanding on the Senior Facility, which increased interest expense by $3.4 million over the prior year period. Also contributing to the net increase was a decrease in capitalized interest of $5.6 million during the three months ended March 31, 2025 as compared to the prior year due to interest capitalized during the construction of the Washington and Texas facilities in the prior year period. During the three months ended March 31, 2025 and 2024, we capitalized $0.1 million and $5.7 million of interest, respectively.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At March 31, 2025, we had an accumulated deficit of $460.9 million and cash and cash equivalents and restricted cash of $28.4 million.

As of March 31, 2025, the principal amount due under our credit facility with Cargill Financial totaled $312.0 million, none of which is classified as current. The debt agreements with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

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

We also believe additional cash can be secured through other debt, equity financings, or sale leaseback financing, if necessary. However, there can be no assurance that equity or debt financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, Risk Factors, of the Company's most recent Annual Report on Form 10-K. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition, and results of consolidated operations.

Cargill Loans

As of March 31, 2025, a total of $312.0 million of principal was outstanding on the Senior Facility. The Senior Facility is included in "Long-term debt" on the Unaudited Condensed Consolidated Balance Sheets. We expect our interest expense to decrease by at least 50% following the Eleventh Amendment to our Senior Facility with Cargill Financial, as described in Note 6, Debt, to the Unaudited Condensed Consolidated Financial Statements. The amendment resulted in a lower principal balance and a reduced interest rate. In addition, a debt premium recorded in connection with the amendment will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029.
From January 1, 2030 to March 31, 2031, interest will accrue on up to $200 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2030, and continuing through March 31, 2031. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $200 million will, at the Company's option, either be paid in cash or paid-in-kind, beginning with the quarter commencing April 1, 2027, and continuing through March 31, 2031.
At all times after March 31, 2031, interest shall be payable only in cash on the first business day after each calendar quarter end. Additionally, beginning in the fourth quarter of 2027, 50% of the free cash flow generated in the preceding quarter must be used for principal repayment on a quarterly basis. The maturity date of the Senior Facility subsequent to the Eleventh Amendment is December 31, 2035.

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

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2025	$3,787
2026	5,158
2027	5,297
2028	5,439
2029	5,585
Thereafter	115,948
Total financing obligation payments	141,214

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(9,553)	$(7,083)
Net cash used in investing activities	(4,962)	(34,985)
Net cash provided by financing activities	35,462	39,904
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$28,413	$14,731

Net Cash Used In Operating Activities

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2025 due to a net loss of $37.7 million. This was partially offset by non-cash activities of $15.3 million in paid-in-kind interest, a non-cash loss of $3.5 million related to change in fair value of warrant liability, $5.0 million in depreciation expense, $0.9 million in amortization expense, and $2.1 million in amortization of debt issuance costs.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2025, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net cash used in investing activities was $35.0 million for the three months ended March 31, 2024, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $35.5 million for the three months ended March 31, 2025, comprised of $21.5 million of proceeds from the issuance of Series A Preferred Stock and $10.5 million of proceeds from the issuance of debt.

Net cash provided by financing activities was $39.9 million for the three months ended March 31, 2024, comprised of $39.9 million of net proceeds from the issuance of debt.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:

U.S. Bounti, LLC (“U.S. Bounti”), following conversion of our Series A Preferred Stock, will control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

U.S. Bounti, an entity controlled by Charles R. Schwab, will hold the voting power over approximately 56.2% of our outstanding common stock following the conversion of our Series A Preferred Stock upon removal of the current conversion blocker for NYSE change of control rule purposes (the "Conversion Blocker"). The removal of the Conversion Blocker is subject to approval by our stockholders at our upcoming annual stockholders’ meeting to be held on June 11, 2025. Once the Conversion Block is removed and the Series A Preferred Stock is converted to common stock, Mr. Schwab, through his control of other entities which also hold shares of our common stock, will beneficially own approximately 61.5% of our outstanding common stock. Mr. Schwab, through his control of U.S. Bounti and other entities holding shares of our common stock, will be able to significantly influence our decisions, including the election of directors (and U.S. Bounti has the right to appoint two of our directors), and the approval of significant corporate transactions, such as mergers and related party transactions. Mr. Schwab, through his control of U.S. Bounti and other entities holding shares of our common stock, will also have the ability to delay or block, by ownership of our common stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that stockholders might view favorably. Additionally, U.S. Bounti’s interests may not align with the interests of our other stockholders. U.S. Bounti may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us and may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Although we do not expect to rely on the "controlled company" exemption, we may soon become a "controlled company" within the meaning of the NYSE rules, and we would qualify for exemptions from certain corporate governance requirements.

A "controlled company," as defined in the NYSE rules, is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Controlled companies are not required to comply with certain NYSE continued listing standards relating to corporate governance, including:

•the requirement that a majority of a company’s board of directors consist of independent directors;
•the requirement that a company’s nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that a company’s compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Upon the conversion of the Series A Preferred Stock owned by U.S. Bounti, we would meet the definition of a "controlled company." As a result, these requirements would not apply to us as long as we remain a "controlled company."

Although we may soon qualify as a "controlled company," we currently do not, and we do not expect to, rely on this exemption and we currently comply with, and we expect to continue to comply with, all relevant corporate governance requirements under the NYSE rules. However, if we were to utilize some or all of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE continued listing standards that relate to corporate governance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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
4.1
Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).

10.1
Restructuring Agreement and Eleventh Amendment to Senior Credit Agreement, dated as of March 31, 2025, by and among Local Bounti Operating Company LLC, Local Bounti Corporation, the subsidiary borrowers and guarantors signatory thereto, Cargill Financial Services International, Inc., in its capacity as the senior lender, and Cargill Financial Services International, Inc., in its capacity as the subordinated lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).

10.2
Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Restructuring Agreement and Eleventh Amendment to Senior Credit Agreement, dated as of March 31, 2025) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).

10.3	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).
10.4
Securities Purchase Agreement, dated as of March 31, 2025, by and among Local Bounti Corporation and each of the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).

10.5
Investor Rights Agreement, dated as of March 31, 2025, by and among Local Bounti Corporation and each of the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).

10.6
Form of Support Agreement, dated as of March 31, 2025, by and among Local Bounti Corporation and each stockholder party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on March 31, 2025).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President, Chief Executive Officer, and Chief Financial Officer
Date: May 15, 2025
(Principal Executive, Financial, and Accounting Officer)