Form 10-Q
period 2025-06-30
Local Bounti Corporation/DE
filed 2025-08-14
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 22,123,010 at August 11, 2025.

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
•the risk that the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions;
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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$5,286	$937
Restricted cash	7,885	6,529
Accounts receivable, net	2,438	2,282
Inventory, net	7,028	6,814
Prepaid expenses and other current assets	2,310	2,261
Total current assets	24,947	18,823
Property and equipment, net	365,262	370,978
Finance lease right-of-use assets	246	277
Operating lease right-of-use assets	59	73
Intangible assets, net	35,999	37,783
Other assets	261	101
Total assets	$426,774	$428,035

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$9,527	$16,987
Accrued liabilities	9,673	18,082
Short-term debt	—	20,205
Financing obligation	69	51
Operating lease liabilities	31	30
Finance lease liabilities	81	81
Total current liabilities	19,381	55,436
Long-term debt
Principal amount	312,000	447,719
Plus: Debt premium, net of amortization	166,330	—
Less: Unamortized deferred financing costs	—	(31,142)
Long-term debt, net	478,330	416,577
Financing obligation, noncurrent	50,152	49,856
Operating lease liabilities, noncurrent	39	57
Finance lease liabilities, noncurrent	182	206
Warrant liability	11,412	6,403
Total liabilities	559,496	528,535

Commitments and contingencies (Note 12)

Stockholders' deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized, 21,784,277 and 8,656,122 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	349,758	322,729
Accumulated deficit	(482,482)	(423,230)
Total stockholders' deficit	(132,722)	(100,500)
Total liabilities and stockholders' deficit	$426,774	$428,035
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$12,103	$9,443	$23,708	$17,826
Cost of goods sold(1)(2)	10,631	8,092	20,775	15,689
Gross profit	1,472	1,351	2,933	2,137
Operating expenses:
Research and development(1)(2)	6,485	4,519	13,462	8,006
Sales and marketing(1)(2)	2,392	2,096	4,506	3,881
General and administrative(1)(2)	8,045	8,600	16,149	14,413
Total operating expenses	16,922	15,215	34,117	26,300
Loss from operations	(15,450)	(13,864)	(31,184)	(24,163)
Other income (expense):
Change in fair value of warrant liability	(1,499)	1,096	(5,009)	(3,084)
Interest expense, net	(4,602)	(12,500)	(23,440)	(22,108)
Other (expense) income	(26)	1	381	38
Net loss	(21,577)	(25,267)	(59,252)	(49,317)
Less: Deemed dividend to preferred stockholders	—	—	403	—
Net loss attributable to common stockholders	$(21,577)	$(25,267)	$(59,655)	$(49,317)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(1.63)	$(3.00)	$(5.40)	$(5.89)
Weighted average common shares outstanding:
Basic and diluted	13,270,197	8,411,226	11,051,720	8,368,596

(1) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$75	$39	$86	$60
Research and development	145	71	161	164
Sales and marketing	245	75	282	(125)
General and administrative	1,795	1,463	2,321	615
Total stock-based compensation expense, net of amounts capitalized	$2,260	$1,648	$2,850	$714

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$2,050	$1,352	$3,963	$2,555
Research and development	2,529	1,382	5,215	2,179
General and administrative	1,277	1,155	2,558	2,383
Total depreciation and amortization	$5,856	$3,889	$11,736	$7,117
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2024	8,656,122	$1	$322,729	$(423,230)	$(100,500)
Issuance of common stock for PIPE Investment, net of issuance costs	1,771,586	—	3,477	—	3,477
Deemed dividend to Series A Preferred Stock	—	—	(403)	—	(403)
Vesting of restricted stock units, net	215,260	—	—	—	—
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(37,675)	(37,675)
Balance, March 31, 2025	10,642,968	1	326,450	(460,905)	(134,454)
Conversion of Series A Preferred Stock to common stock	10,728,414	1	21,407	—	21,408
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	412,895	—	(536)	—	(536)
Stock-based compensation	—	—	2,437	—	2,437
Net loss	—	—	—	(21,577)	(21,577)
Balance, June 30, 2025	21,784,277	$2	$349,758	$(482,482)	$(132,722)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	126,305	—	—	—	—
Stock-based compensation	—	—	(670)	—	(670)
Net loss	—	—	—	(24,050)	(24,050)
Balance, March 31, 2024	8,437,542	$1	$317,930	$(327,378)	$(9,447)
Vesting of restricted stock units, net	136,707	—	—	—	—
Stock-based compensation	—	—	1,875	—	1,875
Net loss	—	—	—	(25,267)	(25,267)
Balance, June 30, 2024	8,574,249	$1	$319,805	$(352,645)	$(32,839)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(59,252)	$(49,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,951	5,332
Amortization of intangible assets	1,785	1,785
Stock-based compensation expense, net of amounts capitalized	2,850	714
Allowance for expected credit losses	(18)	(31)
Inventory allowance	(384)	212
Loss on disposal of property and equipment	14	42
Change in fair value of warrant liability	5,009	3,084
Paid-in-kind interest expense	15,293	21,652
Amortization of debt premium	(1,717)	—
Amortization of debt issuance costs	2,100	4,200
Interest expense on financing obligation	314	363
Changes in operating assets and liabilities:
Accounts receivable	(138)	608
Inventory	170	(1,476)
Prepaid expenses and other current assets	(49)	186
Other assets	(160)	(2,986)
Accounts payable	(1,027)	1,514
Operating lease liabilities	(3)	(21)
Finance lease liabilities	31	6
Accrued liabilities	6,961	3,049
Net cash used in operating activities	(18,270)	(11,084)

Investing Activities:
Purchases of property and equipment	(10,884)	(59,824)
Net cash used in investing activities	(10,884)	(59,824)

Financing Activities:
Proceeds from issuance of Series A preferred stock, net of issuance costs	21,408	—
Proceeds from issuance of common stock, net of issuance costs	3,543	—
Proceeds from issuance of debt	10,468	70,191
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(536)	—
Principal payment on finance lease liabilities	(24)	(4)
Net cash provided by financing activities	34,859	70,187
Net change in cash and cash equivalents and restricted cash	5,705	(721)
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$13,171	$16,174

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$5,286	$9,685
Restricted cash	7,885	6,489
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$13,171	$16,174

Non-cash investing and financing activities:
Conversion of Series A Preferred Stock to common stock	$21,408	$—
Accrued interest capitalized to debt	$15,293	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$658	$(153)
Transaction costs recorded to Preferred Stock included in accounts payable	$469	$—
Stock-based compensation capitalized to property and equipment, net	$234	$491
Deemed dividend to preferred stockholders	$403	$—
Interest capitalized to property and equipment, net	$—	$10,108

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company produces sustainably grown produce, focused primarily on grown living lettuce, herbs, salad kits, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2024 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, its cash flows for the six months ended June 30, 2025 and 2024, and its stockholders' deficit for the three and six months ended June 30, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Change in Presentation
In the Unaudited Condensed Consolidated Statements of Operations for three and six months ended June 30, 2025, the Company has revised the presentation of operating expenses to separately present "Sales and marketing" and "General and administrative." In prior periods, these expenses were presented on a combined basis as "Selling, general and administrative."
The Company believes this updated presentation provides a more meaningful view of its cost structure and better aligns with how management evaluates financial performance and allocates resources. To facilitate comparison, amounts for the three and six months ended June 30, 2024 have been recast to conform to the current period presentation. This change in presentation had no impact on total operating expenses, loss from operations, net loss, or loss per share for any period presented.

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

3. Inventory
Inventory, net consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Raw materials	$2,870	$2,349
Production	4,799	5,515
Finished goods	227	202
Inventory allowance	(868)	(1,252)
Total inventory, net	$7,028	$6,814

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Machinery, equipment, and vehicles	$116,785	$115,373
Land	19,253	19,253
Buildings and leasehold improvements	261,172	258,864
Construction-in-progress	6,256	6,039
Less: Accumulated depreciation	(38,204)	(28,551)
Property and equipment, net	$365,262	$370,978

Depreciation expense related to property and equipment was approximately $5.0 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $10.0 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Interest	$4,968	$15,293
Construction	79	46
Payroll	1,429	631
Production	1,069	704
Professional services	419	295
Other	1,709	1,113
Total accrued liabilities	$9,673	$18,082

6. Debt
Debt consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Senior Facility	$312,000	$413,359
Debt premium, net of amortization	166,330	—
Subordinated Facility	—	54,564
Unamortized deferred financing costs	—	(31,141)
Total debt	478,330	436,782
Less: Short-term portion	—	(20,205)
Total long-term debt	$478,330	$416,577

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
•Minimum EBITDA: The Company must achieve minimum Consolidated Adjusted EBITDA of $0 for the quarter ending March 31, 2026; $3.0 million for each of the quarters ending December 31, 2026 and March 31, 2027; and $7.0 million for the twelve-month period ending March 31, 2027. Adjusted EBITDA is a non-GAAP financial measure defined as net loss before the impact of interest expense, depreciation, and amortization, and adjusted to exclude stock-based compensation expense, change in fair value of warrant liability, and certain other non-core items.
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
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	June 30, 2025
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$11,771	$—	$—
Liabilities:
Cargill Amended Warrants Liability	$—	$—	$11,412

	December 31, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$7,448	$—	$—
Liabilities:
Cargill Amended Warrants Liability	$—	$—	$6,403

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

The fair value of the liability of the Amended Warrants is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

June 30,
2025
(in thousands)
Balance as of December 31, 2024	$6,403
Fair value measurement adjustments through other income (expense)	5,009
Balance as of June 30, 2025	$11,412

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the Amended Warrants were as follows at their measurement dates:

	June 30, 2025	June 30, 2024
Input
Share price	$2.34	$2.79
Risk-free interest rate	4.0%	4.3%
Volatility	123%	125%
Exercise price	$4.00	$6.50
Warrant life (years)	7.8	3.7
Dividend yield	—%	—%

As of June 30, 2025 and December 31, 2024, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

8. Stockholders' Deficit
Securities Purchase Agreement
On March 31, 2025, simultaneous with the Eleventh Amendment (see Note 6, Debt for further information), the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for a $25 million investment (the "PIPE Investment"). In connection with the PIPE Investment, the Company issued 1,771,586 shares of common stock (the "PIPE Common Stock"), $0.0001 par value per share, and 10,728,414 shares Series A Preferred Stock (the "Series A Preferred Stock"), $0.0001 par value per share (and together with the PIPE Common Stock, (the "Securities")) at a purchase price of $2.00 per share (the "Purchase Price") to comply with NYSE stockholder approval rules. As required by the NYSE shareholder approval rules, the Series A Certificate of Designations limited the number of shares of common stock issuable upon conversion of the Series A Preferred Stock such that, when aggregated with the shares of PIPE Common Stock issued at closing, such issuances would not exceed 19.99% of the Company’s issued and outstanding common stock until the date stockholder approval was obtained. All shares of Series A Preferred Stock were automatically converted into one share of common stock without any action by the holders on the first trading day after the Company obtained stockholder approval, which the Company obtained at its June 11, 2025, Annual Meeting of Stockholders. The Investors are subject to a 180-day lock-up period with respect to the Securities purchased in the PIPE Investment.

The Purchase Agreement included customary representations, warranties and covenants of the parties. The securities issued pursuant to the Purchase Agreement were sold in private placements in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended ("Securities Act") and/or Rule 506(b) of Regulation D promulgated under the Securities Act, without general solicitation, made only to and with accredited investors as defined in Regulation D. The transaction closed on March 31, 2025, following the satisfaction of customary closing conditions. Upon closing, the Company received aggregate net proceeds of approximately $24.5 million, net of offering expenses, which was allocated between the common stock and Series A Preferred Stock on a relative fair value basis resulting in $3.4 million of net proceeds from the sales of common stock and $21.1 million from the sale of Series A Preferred Stock. The Company intends to use the proceeds from the Securities sale for general corporate purposes.

The Series A Preferred Stock was initially classified in temporary equity on the Unaudited Condensed Consolidated Balance Sheets as prior to its conversion to common stock it was contingently redeemable in cash at the original purchase price at the holder’s option upon the occurrence of events which were deemed outside of the Company’s control. In accordance with the accounting guidance for contingently redeemable equity instruments, the Company elected to record changes in redemption value immediately as the changes occur, and to adjust the carrying amount of the Series A Preferred Stock to its redemption value at the end of each reporting period. At issuance, the Series A Preferred Stock had a relative fair value of $21.1 million. At the end of the reporting period on March 31, 2025, the redemption value of the Series A Preferred Stock was equal to the original purchase price of $2.00 per share, or $21.5 million. Consequently, the Company recognized a $0.4 million increase to the initial carrying value of the Series A Preferred Stock and a decrease to additional paid in capital to reflect the Series A Preferred Stock at its maximum redemption value. This increase to the carrying value is treated as a deemed dividend to the preferred stockholders and increases the net loss attributable to common stockholders and basic net loss per share for the six months ended June 30, 2025. See Note 10, Net Loss Per Share for further information.

Equity Incentive Plan

The Company's Board of Directors adopted an amendment to the Company's 2021 Equity Incentive Plan to increase the number of shares issuable under the plan by an additional 2,473,042 shares of common stock, par value $0.0001 per share, that was approved by the Company's stockholders on, and which became effective as of, June 11, 2025.

9. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the six months ended June 30, 2025 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2024	24,357	$36.27
Vested	(24,357)	$36.27
Unvested and outstanding at June 30, 2025	—	$—

There was no RSA expense for the three months ended June 30, 2025. Total RSA expense for the six months ended June 30, 2025 was $0.1 million. Total expense of RSAs for the three and six months ended June 30, 2024 was $0.1 million and $0.4 million, respectively. As of June 30, 2025, there is no remaining compensation cost related to unvested RSAs as they have all been vested.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the six months ended June 30, 2025 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2024	1,226,308	$12.60
Granted	3,308,975	$2.44
Forfeited	(275,258)	$3.94
Vested	(870,446)	$13.86
Unvested and outstanding at June 30, 2025	3,389,579	$3.04

Total RSU expense, net of amounts capitalized, for the three and six months ended June 30, 2025 was $2.2 million and $2.8 million, respectively. Total expense of RSUs, net of amounts capitalized, for the three and six months ended June 30, 2024 was $1.5 million and $0.3 million, respectively. As of June 30, 2025, the total compensation cost related to unvested RSUs not yet recognized is $7.1 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 1.67 years.

On March 27, 2025, the Compensation Committee of the Company's Board of Directors approved a grant of 1,400,000 and 700,000 RSUs to each of Kathleen Valiasek and Craig Hurlbert, respectively. The RSUs will vest in equal quarterly increments over approximately two years beginning on July 1, 2025 and will continue to vest to the extent that they remain employed by the Company through each vesting date. On March 27, 2025, the Compensation Committee of the Company's Board of Directors also approved the acceleration of all RSUs previously granted to Kathleen Valiasek and Craig Hurlbert as of July 1, 2025.

10. Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification 260, Earnings Per Share. Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including restricted stock awards and units, convertible preferred stock, and common stock warrants using the treasury stock method or the if-converted method, as applicable. For the three and six months ended June 30, 2025 and 2024, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss attributable to common stockholders is the same for all periods presented.

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

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(21,577)	$(25,267)	$(59,655)	$(49,317)
Weighted average common shares outstanding, basic and diluted	13,270,197	8,411,226	11,051,720	8,368,596
Net loss per common share, basic and diluted	$(1.63)	$(3.00)	$(5.40)	$(5.89)

The following table discloses the weighted-average or period-end shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted Stock	—	83,508	9,824	96,031
Warrants	6,241,475	6,241,475	6,241,475	6,241,475

11. Segment Reporting

The Company has a single operating and reportable segment that derives its revenue from customers through the production and sale of agricultural produce, consisting primarily of grown living and loose leaf lettuce, arugula, bok choy, and basil. All of the Company's revenue is generated in the U.S. and the Company manages its business activities on a consolidated basis. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

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

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$12,103	$9,443	$23,708	$17,826
Less:
Salaries and wages	7,919	8,963	16,507	17,611
Transportation and delivery	767	666	1,597	1,268
Depreciation and amortization	5,856	3,889	11,736	7,117
Interest expense, net	4,602	12,500	23,440	22,108
Stock-based compensation expense, net of amounts capitalized	2,260	1,648	2,850	714
Other segment items(1)	12,276	7,044	26,830	18,325
Segment net loss	(21,577)	(25,267)	(59,252)	(49,317)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(21,577)	$(25,267)	$(59,252)	$(49,317)
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

13. Subsequent Events

On August 1, 2025, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a $10.0 million convertible note bearing interest at 6.0% per annum, payable semi-annually in-kind through December 2028, and (ii) a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.125 per share. The note is initially convertible into up to 4,000,000 shares of common stock at a conversion price of $2.50 per share, subject to adjustments and increases related to PIK interest. The note includes mandatory partial conversions on the fourth anniversary and maturity, subject to cash settlement alternatives under certain conditions. The transaction is subject to stockholder approval in accordance with NYSE rules.

In connection with this transaction, on August 1, 2025, the Company also entered into a Twelfth Amendment to its Senior Credit Agreement with Cargill Financial, pursuant to which $10.0 million of outstanding loans under the credit facility were cancelled and discharged. Following the amendment, the aggregate principal amount outstanding under the Senior Credit Agreement is $302.0 million.

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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused primarily on living lettuce, herbs, salad kits, and loose leaf lettuce. Founded in 2018 and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

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

We intend to continue to increase our production capacity and expand our reach to new markets, new geographies, and new customers through the building of new facilities, the expansion of existing facilities, or the acquisition of existing greenhouse facilities, which we would evaluate to update with our Stack & Flow Technology. We conduct an ongoing build-versus-buy analysis whenever we decide to build a new facility or acquire an existing facility. We also continue to explore expanding our product offerings to new varieties of fresh greens, herbs, berries, and other produce. Additionally, we evaluate commercial opportunities as part of these expansion efforts on an ongoing basis.

Commercial Facility Update

Texas Facility Reconfiguration Complete

As previously reported, we reconfigured three acres of the Texas facility—originally designed for head lettuce production—to create a flexible growing environment capable of producing both head lettuce and cut products based on customer preferences. The retrofit was completed in late July, and the facility is now operating at full harvestable capacity in early August. The automated harvesting equipment installation is now complete and operational, replacing the temporary harvester used during the second quarter, and is expected to begin driving anticipated operational efficiencies and margin improvements in late third quarter.

Yield Improvement & Cost Reduction Initiatives

We are making significant progress on yield improvement and cost reduction initiatives across our facility network. Tower upgrades at the Georgia facility are expected to be completed in late August, with similar additional tower upgrades planned for Texas and Washington facilities in late August and early September, respectively. These upgrades are designed to enhance production efficiency and increase yield capacity across our Stack & Flow Technology platform. We are also advancing our seed cost reduction program at our Texas and Washington facilities, with anticipated implementation expected throughout the third and fourth quarters of 2025. This program is designed to optimize seed costs while maintaining the high-quality standards that our customers expect, building on previous successful implementations at our Georgia facility that have demonstrated meaningful cost reductions. Looking ahead, we are targeting additional cost reduction initiatives in the range of $2.5 to $3 million, annualized, to be actioned in the second half of 2025, with additional measures to follow in 2026.

Capacity Expansion Project

Plans remain in place to build additional capacity across our network of facilities enabled with our patented Stack & Flow Technology. The expansions are designed to provide additional capacity and allow for our growing product assortment to meet existing demand from our direct relationships with blue-chip retailers and distributors. The timing and scope of these projects, including plans to expand into the Midwest, remain under review pending ongoing discussions with retailers to optimize those facilities for specific products in support of retail commitments and strategies to expand distribution.

Product Development & Distribution

Building on the momentum achieved in the first quarter, we successfully launched our salad kit line in April 2025, expanding our grab-and-go product offerings to better serve retail partners and consumer trends. We continue to develop new pack sizes to deliver value to consumers and expect to launch a new, larger, family-sized Caesar salad kit with a large multi-national retailer in the Pacific Northwest early in the fourth quarter. We are also expanding our relationship with a leading home delivery service partner, launching four new private label salad kits in mid-September, bringing our total offerings with the customer to six.

Our relationship with Walmart continues to grow, building on the 191 stores already being supplied with premium baby leaf varieties. We have also secured an expanded commitment to serve 13 Walmart distribution centers with Conventional Living Butter Lettuce, with shipments having commenced in late April from both our California and Texas facilities.

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

•Invest in sales and marketing efforts to increase brand awareness, engage customers, and drive sales of our products; and

•Incur additional general administration expenses

Results of Operations

Three and Six Months Ended June 30, 2025 compared to the Three and Six Months Ended June 30, 2024

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Sales	$12,103	$9,443	2,660	28%	$23,708	$17,826	5,882	33%
Cost of goods sold(1)(2)	10,631	8,092	2,539	31%	20,775	15,689	5,086	32%
Gross profit	1,472	1,351	121	9%	2,933	2,137	796	37%
Operating expenses:
Research and development(1)(2)	6,485	4,519	1,966	44%	13,462	8,006	5,456	68%
Sales and marketing(1)(2)	2,392	2,096	296	14%	4,506	3,881	625	16%
General and administrative(1)(2)	8,045	8,600	(555)	(6)%	16,149	14,413	1,736	12%
Total operating expenses	16,922	15,215	1,707	11%	34,117	26,300	7,817	30%
Loss from operations	(15,450)	(13,864)	(1,586)	11%	(31,184)	(24,163)	(7,021)	29%
Other income (expense):
Change in fair value of warrant liability	(1,499)	1,096	(2,595)	(237)%	(5,009)	(3,084)	(1,925)	62%
Interest expense, net	(4,602)	(12,500)	7,898	(63)%	(23,440)	(22,108)	(1,332)	6%
Other (expense) income	(26)	1	(27)	(2698)%	381	38	343	903%
Net loss	$(21,577)	$(25,267)	3,690	(15)%	$(59,252)	$(49,317)	(9,935)	20%
(1) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$75	$39	36	92%	$86	$60	26	43%
Research and development	145	71	74	104%	161	164	(3)	(2)%
Sales and marketing	245	75	170	(227)%	282	(125)	407	326%
General and administrative	1,795	1,463	332	(23)%	2,321	615	1,706	(277)%
Total stock-based compensation expense, net of amounts capitalized	$2,260	$1,648	612	(37)%	$2,850	$714	2,136	(299)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of goods sold	$2,050	$1,352	698	52%	$3,963	$2,555	1,408	55%
Research and development	2,529	1,382	1,147	83%	5,215	2,179	3,036	139%
General and administrative	1,277	1,155	122	11%	2,558	2,383	175	7%
Total depreciation and amortization	$5,856	$3,889	1,967	51%	$11,736	$7,117	4,619	65%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our six facilities.

Sales increased by $2.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 and sales increased by $5.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was due to increased production and growth in sales from our facility in Georgia and sales from our new facilities in Texas and Washington, which began shipping and selling products in the second quarter of 2024.

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

Cost of goods sold increased by $2.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 and increased by $5.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

Research and Development
Research and development expenses primarily consist of costs associated with the ongoing development, improvement, testing, alteration, and refinement of our product offerings, production lines, manufacturing processes, growing techniques, and post-harvest packaging methods. Our research and development efforts focus on enhancing each facility’s indoor environmental controls, growing recipes, and refining Stack & Flow Technology processes, all aimed at meeting facility design and production yield specifications. Additionally, we also focus on the development of new leafy green product offerings, value-added products such as Grab & Go Salads, and new crops, including arugula, basil, and berries. Research and development activities are conducted at the facilities in Montana, Texas, Washington, California, and Georgia.
Research and development costs increased by $2.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 and increased by $5.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is driven primarily by the additional development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs, related to the development and testing of our commercial-scale Stack & Flow Technology and production processes at the Washington and Texas facilities.

Sales and Marketing

Sales and marketing expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our sales and marketing teams, transportation and delivery costs, marketing, and advertising, among others.

Sales and marketing costs increased by $0.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase is driven primarily by an increase of $0.2 million in salaries, commissions, benefits, and payroll-related expenses and an increase of $0.1 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales.

Sales and marketing costs increased by $0.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is driven primarily by an increase of $0.4 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales and an increase of $0.2 million in salaries, commissions, benefits, and payroll-related expenses.

General, and Administrative

General, and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, and human resources teams, expenses for third-party professional services, insurance, computer hardware and software, and amortization of intangible assets, among others.

General, and administrative expenses decreased by $0.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by a decrease of $0.4 million in salaries, benefits, and payroll-related expenses, a decrease of $0.4 million in professional fees, and a decrease of $0.1 million in property tax. This decrease was partially offset by an increase of $0.3 million increase in stock-based compensation and a $0.4 million increase in depreciation and amortization. The remaining difference is due to individually immaterial differences.

General, and administrative expenses increased by $1.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a $1.7 million increase in stock-based compensation, a $0.5 million increase in depreciation and amortization, and a $0.6 million increase in insurance. This increase was offset by a decrease of $0.1 million in salaries, benefits, and payroll-related expenses, a decrease of $0.7 million in professional fees, and a decrease of $0.2 million in property tax.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the warrant liability to reflect its fair value as of the end of the reporting period. The increase in fair value of the warrant liability is primarily due to the Eleventh Amendment, which amended the Original Warrants by decreasing the per share exercise price of the Original Warrants from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033. This change in terms increased the value of the warrants and the related liability for the six months ended June 30, 2025. Additional increase in the value of the warrants for the three months ended June 30, 2025 is primarily due to a net increase in our closing stock price at June 30, 2025 compared to the closing stock price on the prior measurement date of March 31, 2025. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

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

Interest expense, net decreased by $7.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease is primarily due to a decrease in the principal amount outstanding on the Senior Facility as a result of the Eleventh Amendment, which decreased interest expense by $10.6 million over the prior year period. Also contributing to the net decrease was an increase in amortization of debt premium of $1.7 million as a result of the Eleventh Amendment during the three months ended June 30, 2025 as compared to the same prior year period. This decrease was offset by a decrease of $4.4 million in interest capitalized during the construction of the Washington and Texas facilities in the prior year period. No interest was capitalized during the three months ended June 30, 2025. We capitalized $4.4 million of interest during the three months ended June 30, 2024.

Interest expense, net increased by $1.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was driven by a decrease of $10.1 million in interest capitalized during six months ended June 30, 2025, compared to the six months ended June 30, 2024 due to interest capitalized during the construction of the Washington and Texas facilities in the prior year, which results in a greater amount of interest recognized as expense. This increase in interest expense was partially offset by a decrease in interest expense on the Senior Facility and Subordinated Facility of $7.0 million as a result of the Eleventh Amendment and an increase in amortization of debt premium of $1.7 million as a result of the Eleventh Amendment during the six months ended June 30, 2025 as compared to the same prior year period. During the six months ended June 30, 2025 and 2024, we capitalized $0.1 million and $10.1 million of interest, respectively.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At June 30, 2025, we had an accumulated deficit of $482.5 million and cash and cash equivalents and restricted cash of $13.2 million.

As of June 30, 2025, the principal amount due under our credit facility with Cargill Financial totaled $312.0 million, none of which is classified as current. The debt agreements with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

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

Cargill Loans

As of June 30, 2025, a total of $312.0 million of principal was outstanding on the Senior Facility. The Senior Facility is included in "Long-term debt, net" on the Unaudited Condensed Consolidated Balance Sheets. The Eleventh Amendment, as described in Note 6, Debt, to the Unaudited Condensed Consolidated Financial Statements, resulted in a lower principal balance and a reduced interest rate. In addition, a debt premium recorded in connection with the amendment will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

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

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2025	$2,534
2026	5,158
2027	5,297
2028	5,439
2029	5,585
Thereafter	115,948
Total financing obligation payments	$139,961

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(18,270)	$(11,084)
Net cash used in investing activities	(10,884)	(59,824)
Net cash provided by financing activities	34,859	70,187
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$13,171	$16,174

Net Cash Used In Operating Activities

Net cash used in operating activities was $18.3 million for the six months ended June 30, 2025 due to a net loss of $59.3 million. This was partially offset by non-cash activities of $15.3 million in paid-in-kind interest, a non-cash loss of $5.0 million related to change in fair value of warrant liability, $10.0 million in depreciation expense, $2.9 million in stock-based compensation expense, net of amounts capitalized, $1.8 million in amortization expense, and $2.1 million in amortization of debt issuance costs.

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2024 due to a net loss of $49.3 million. This was partially offset by non-cash activities of $21.7 million in paid-in-kind interest, $5.3 million in depreciation expense, $4.2 million in amortization of debt issuance costs, a non-cash loss of $3.1 million related to change in fair value of warrant liability, $1.8 million in amortization expense, and $0.9 million net increase of cash from changes in assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2025, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net cash used in investing activities was $59.8 million for the six months ended June 30, 2024, due primarily to purchases of construction materials and services, equipment, and other items for the Washington, Texas, and Georgia facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $34.9 million for the six months ended June 30, 2025, comprised of $21.4 million of proceeds from the issuance of Series A Preferred Stock, $10.5 million of proceeds from the issuance of debt, and $3.5 million from the issuance of common stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:

U.S. Bounti, LLC (“U.S. Bounti”), following conversion of our Series A Preferred Stock, controls the direction of our business and the concentrated ownership of our common stock may prevent other stockholders from influencing significant decisions.

Following the conversion of our Series A Preferred Stock into common stock at the annual stockholders’ meeting held on June 11, 2025, U.S. Bounti, an entity controlled by Charles R. Schwab, holds the voting power over approximately 55% of our outstanding common stock Mr. Schwab, through his control of other entities which also hold shares of our common stock, beneficially owns approximately 60% of our outstanding common stock. Mr. Schwab, through his control of U.S. Bounti and other entities holding shares of our common stock, is able to significantly influence our decisions, including the election of directors (and U.S. Bounti has the right to appoint two of our directors), and the approval of significant corporate transactions, such as mergers and related party transactions. Mr. Schwab, through his control of U.S. Bounti and other entities holding shares of our common stock, also has the ability to delay or block, by ownership of our common stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that stockholders might view favorably. Additionally, U.S. Bounti’s interests may not align with the interests of our other stockholders. U.S. Bounti may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us and may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Although we do not expect to rely on the "controlled company" exemption, we qualify as a "controlled company" within the meaning of the NYSE rules, and we qualify for exemptions from certain corporate governance requirements.

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

Charles R. Schwab, through his control of entities which also hold shares of our common stock, beneficially owns approximately 60% of our outstanding common Because Mr. Schwab beneficially owns a majority of the voting power for the election of our directors, and we meet the definition of a “controlled company,” these requirements would not apply to us as long as we remain a "controlled company."

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

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President, Chief Executive Officer, and Chief Financial Officer
Date: August 14, 2025
(Principal Executive, Financial, and Accounting Officer)