Form 10-Q
period 2025-09-30
Local Bounti Corporation/DE
filed 2025-11-14
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 22,271,082 at November 10, 2025.

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

The forward-looking statements contained herein are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to, the Risk Factors identified in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$6,199	$937
Restricted cash	6,512	6,529
Accounts receivable, net	2,424	2,282
Inventory, net	6,824	6,814
Prepaid expenses and other current assets	2,174	2,261
Total current assets	24,133	18,823
Property and equipment, net	361,807	370,978
Finance lease right-of-use assets	230	277
Operating lease right-of-use assets	53	73
Intangible assets, net	31,406	37,783
Other assets	132	101
Total assets	$417,761	$428,035

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$9,234	$16,987
Accrued liabilities	4,890	18,082
Short-term debt	—	20,205
Financing obligation	79	51
Operating lease liabilities	31	30
Finance lease liabilities	81	81
Total current liabilities	14,315	55,436
Long-term debt
Principal amount	312,000	447,719
Plus: Debt premium, net of amortization	174,416	—
Less: Debt discount, net of amortization	(1,562)	—
Less: Unamortized deferred financing costs	—	(31,142)
Long-term debt, net	484,854	416,577
Accrued interest, noncurrent	9,974	—
Financing obligation, noncurrent	50,286	49,856
Operating lease liabilities, noncurrent	34	57
Finance lease liabilities, noncurrent	166	206
Warrant liability	16,271	6,403
Total liabilities	575,900	528,535

Commitments and contingencies (Note 12)

Stockholders' deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized, 22,124,733 and 8,656,122 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	350,771	322,729
Accumulated deficit	(508,912)	(423,230)
Total stockholders' deficit	(158,139)	(100,500)
Total liabilities and stockholders' deficit	$417,761	$428,035

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$12,200	$10,242	$35,908	$28,068
Cost of goods sold(1)(2)	10,794	8,829	31,569	24,518
Gross profit	1,406	1,413	4,339	3,550
Operating expenses:
Research and development(1)(2)	6,677	7,096	20,139	15,102
Sales and marketing(1)(2)	2,441	1,991	6,947	5,872
General and administrative(1)(2)	10,509	10,357	26,658	24,770
Total operating expenses	19,627	19,444	53,744	45,744
Loss from operations	(18,221)	(18,031)	(49,405)	(42,194)
Other income (expense):
Change in fair value of warrant liability	(3,358)	1,921	(8,367)	(1,163)
Interest expense, net	(4,560)	(18,312)	(28,000)	(40,420)
Other (expense) income	(291)	95	90	133
Net loss	(26,430)	(34,327)	(85,682)	(83,644)
Less: Deemed dividend to preferred stockholders	—	—	403	—
Net loss attributable to common stockholders	$(26,430)	$(34,327)	$(86,085)	$(83,644)

Net loss applicable to common stockholders per basic common share:
Basic and diluted	$(1.18)	$(4.01)	$(5.78)	$(9.91)
Weighted average common shares outstanding:
Basic and diluted	22,481,564	8,568,970	14,903,536	8,436,727

(1) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$16	$15	$102	$75
Research and development	47	86	208	250
Sales and marketing	59	61	341	(64)
General and administrative	1,129	1,225	3,450	1,840
Total stock-based compensation expense, net of amounts capitalized	$1,251	$1,387	$4,101	$2,101

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$2,094	$1,642	$6,057	$4,197
Research and development	2,342	2,852	7,557	5,031
General and administrative	1,415	1,374	3,973	3,757
Total depreciation and amortization	$5,851	$5,868	$17,587	$12,985
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2024	8,656,122	$1	$322,729	$(423,230)	$(100,500)
Issuance of common stock for PIPE Investment, net of issuance costs	1,771,586	—	3,477	—	3,477
Deemed dividend to Series A Preferred Stock	—	—	(403)	—	(403)
Vesting of restricted stock units, net	215,260	—	—	—	—
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(37,675)	(37,675)
Balance, March 31, 2025	10,642,968	1	326,450	(460,905)	(134,454)
Conversion of Series A Preferred Stock to common stock	10,728,414	1	21,407	—	21,408
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	412,895	—	(536)	—	(536)
Stock-based compensation	—	—	2,437	—	2,437
Net loss	—	—	—	(21,577)	(21,577)
Balance, June 30, 2025	21,784,277	2	349,758	(482,482)	(132,722)
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	340,456	—	(311)	—	(311)
Stock-based compensation	—	—	1,324	—	1,324
Net loss	—	—	—	(26,430)	(26,430)
Balance, September 30, 2025	22,124,733	$2	$350,771	$(508,912)	$(158,139)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	126,305	—	—	—	—
Stock-based compensation	—	—	(670)	—	(670)
Net loss	—	—	—	(24,050)	(24,050)
Balance, March 31, 2024	8,437,542	1	317,930	(327,378)	(9,447)
Vesting of restricted stock units, net	136,707	—	—	—	—
Stock-based compensation	—	—	1,875	—	1,875
Net loss	—	—	—	(25,267)	(25,267)
Balance, June 30, 2024	8,574,249	1	319,805	(352,645)	(32,839)
Vesting of restricted stock units, net	76,400	—	—	—	—
Stock-based compensation	—	—	1,553	—	1,553
Net loss	—	—	—	(34,327)	(34,327)
Balance, September 30, 2024	8,650,649	$1	$321,358	$(386,972)	$(65,613)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(85,682)	$(83,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,910	10,307
Amortization of intangible assets	2,677	2,678
Stock-based compensation expense, net of amounts capitalized	4,101	2,101
Allowance for expected credit losses	(18)	(55)
Inventory allowance	(504)	1,664
Loss on disposal of property and equipment	27	1,652
Change in fair value of warrant liability	8,367	1,163
Paid-in-kind and accrued interest expense	25,267	23,271
Amortization of debt premium	(3,661)	—
Amortization of debt issuance costs	2,100	6,300
Interest expense on financing obligation	458	523
Intangibles impairment	3,700	—
Changes in operating assets and liabilities:
Accounts receivable	(125)	1,090
Inventory	494	(4,002)
Prepaid expenses and other current assets	87	903
Other assets	(32)	(2,984)
Accounts payable	(1,507)	5,110
Operating lease liabilities	(4)	(23)
Finance lease liabilities	47	21
Accrued liabilities	2,108	5,630
Net cash used in operating activities	(27,190)	(28,295)

Investing Activities:
Purchases of property and equipment	(12,071)	(72,629)
Net cash used in investing activities	(12,071)	(72,629)

Financing Activities:
Proceeds from issuance of Series A preferred stock, net of issuance costs	21,407	—
Proceeds from issuance of common stock, net of issuance costs	3,543	—
Proceeds from issuance of debt	10,468	90,851
Proceeds from issuance of convertible note, net of debt issuance costs	9,975	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(847)	—
Principal payment on finance lease liabilities	(40)	(15)
Net cash provided by financing activities	44,506	90,836
Net change in cash and cash equivalents and restricted cash	5,245	(10,088)
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$12,711	$6,807

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$6,199	$317
Restricted cash	6,512	6,490
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$12,711	$6,807

Non-cash investing and financing activities:
Conversion of Series A Preferred Stock to common stock	$21,407	$—
Accrued interest capitalized to debt	$15,293	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$915	$3,123
Transaction costs recorded to Preferred Stock included in accounts payable	$469	$—
Stock-based compensation capitalized to property and equipment, net	$306	$655
Deemed dividend to preferred stockholders	$403	$—
Interest capitalized to property and equipment, net	$—	$10,460

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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2024 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, its cash flows for the nine months ended September 30, 2025 and 2024, and its stockholders' deficit for the three and nine months ended September 30, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Change in Presentation
In the Unaudited Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2025, the Company has revised the presentation of operating expenses to separately present "Sales and marketing" and "General and administrative." In prior periods, these expenses were presented on a combined basis as "Selling, general and administrative."
The Company believes this updated presentation provides a more meaningful view of its cost structure and better aligns with how management evaluates financial performance and allocates resources. To facilitate comparison, amounts for the three and nine months ended September 30, 2024 have been recast to conform to the current period presentation. This change in presentation had no impact on total operating expenses, loss from operations, net loss, or loss per share for any period presented.

Impairment of Long-Lived Assets
The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such indicators include, but are not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
On April 4, 2022, the Company acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete’s Acquisition"), which operated under the name Pete’s. As part of the acquisition, the Company recognized identifiable intangible assets, including the Pete’s trade name.
As of September 30, 2025, the Company completed the transition of the Pete’s brand to the Local Bounti brand, and the Company is no longer using the Pete’s trade name in its line of products. Because the Pete’s trade name is no longer in use, management concluded that the related trade name intangible asset's carrying value was no longer considered recoverable. Accordingly, the related trade name intangible asset was written off in full, resulting in an impairment charge of $3.7 million. The impairment charge is included in "General and administrative" expenses in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

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

3. Inventory
Inventory, net consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Raw materials	$2,877	$2,349
Production	4,509	5,515
Finished goods	186	202
Inventory allowance	(748)	(1,252)
Total inventory, net	$6,824	$6,814

4. Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Machinery, equipment, and vehicles	$119,364	$115,373
Land	19,253	19,253
Buildings and leasehold improvements	261,610	258,864
Construction-in-progress	4,743	6,039
Less: Accumulated depreciation	(43,163)	(28,551)
Property and equipment, net	$361,807	$370,978
Depreciation expense related to property and equipment was approximately $5.0 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $14.9 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Interest	$—	$15,293
Construction	151	46
Payroll	1,105	631
Production	849	704
Professional services	406	295
Other	2,379	1,113
Total accrued liabilities	$4,890	$18,082
6. Debt
Debt consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Senior Facility	$302,000	$413,359
Debt premium, net of amortization	174,416	—
Convertible note	8,438	—
Subordinated Facility	—	54,565
Unamortized deferred financing costs	—	(31,142)
Total debt	484,854	436,782
Less: Short-term portion	—	(20,205)
Total long-term debt	$484,854	$416,577

Cargill Senior Facility

Restructured Credit Agreements with Cargill Financial

On September 3, 2021, Local Bounti Operating Company LLC and certain subsidiaries entered into a multiple-advance term loan credit agreement (the "Senior Credit Agreement" and "Senior Facility") and a subordinated credit agreement (the "Subordinated Credit Agreement" and "Subordinated Facility" and, together with the Senior Credit Agreement, the "Original Credit Agreements") with Cargill Financial.

On March 31, 2025, the Company entered into a restructuring agreement and an Eleventh Amendment to the Senior Credit Agreement (the "Eleventh Amendment" and the "Amended Senior Credit Agreement") with Cargill Financial, as further described below.
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

The Company concluded the Eleventh Amendment met the definition of a troubled debt restructuring as the Company was experiencing financial difficulties and the creditor granted a concession as a result of the reduction of principal, cancellation of accrued interest, modification of interest rates, and the extension of the maturity date under the Original Credit Agreements. Therefore, no gain was recognized on the cancellation of debt. Instead, $181.7 million of cancelled principal and $15.4 million of accrued interest, net of $29.0 million of unamortized debt discount remaining under the original Senior Facility, was recorded as a debt premium (representing the excess of the $480.0 million carrying amount of the Senior Facility and the Subordinated Facility prior to the restructuring over the new $312.0 million principal amount of the Senior Facility subsequent to the Eleventh Amendment) that is amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.
Twelfth Amendment to the Senior Credit Agreement

In connection with the issuance of the Note and the U.S. Bounti Warrant (each as defined below), on August 1, 2025, the Company also entered into a Twelfth Amendment to its Senior Credit Agreement with Cargill Financial, pursuant to which $10.0 million of outstanding loans under the Senior Facility were cancelled and discharged. Following the amendment, the aggregate principal amount of loans outstanding under the Senior Facility is $302.0 million.

The Company concluded the Twelfth Amendment met the definition of a troubled debt restructuring as the Company was experiencing financial difficulties and the creditor granted a concession as a result of the reduction of principal. Therefore, no gain was recognized on the cancellation of debt. Instead, $10.0 million of cancelled principal was recorded as a debt premium that will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

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

U.S. Bounti, LLC Convertible Note and U.S. Bounti Warrant

On August 1, 2025, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a convertible note with an initial principal balance of $10.0 million (the "Note") and (ii) a common stock purchase warrant (the "U.S. Bounti Warrant") pursuant to which U.S. Bounti, LLC has the right to purchase and acquire 550,000 shares of the Company's common stock at an exercise price of $0.125 per share. The Note bears interest at a rate of 6.0% per year, commencing on August 1, 2025 with a maturity date of August 1, 2030. Interest will accrue semi-annually on each June 30 and December 31, commencing December 31, 2025 (each, a "PIK Interest Payment Due Date"), and will be payable semi-annually in arrears on each PIK Interest Payment Due Date by automatically increasing the principal amount of the Note by the amount of such interest (with such increased amount thereafter accruing interest as well) on each PIK Interest Payment Due Date ("PIK Interest"). From time to time after August 1, 2028, interest may be payable quarterly in arrears in cash on each March 31, June 30, September 30 and December 31, commencing December 31, 2028 (each, a "Cash Interest Payment Due Date"), in each case, in an amount equal to interest accrued during the quarter ending on such Cash Interest Payment Due Date, so long as certain conditions are met, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full, as further set forth in the Note.

During the term of the Note, the Note will be convertible into shares of the Company's common stock from time to time at the option of U.S. Bounti, LLC, upon delivery on one or more occasions of a written notice to the Company electing to convert all or any portion of the Note Obligations Amount (as defined in the Note). The initial conversion price of the Note is $2.50 per share of the Company's common stock (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, dividends or distributions, recapitalizations or similar transactions. On August 1, 2029, 50% of the Note Obligations Amount will be automatically converted into shares of the Company's common stock at the Conversion Price. The remaining 50% of the Note Obligations Amount will be automatically converted into shares of the Company's common stock at the Conversion Price on the maturity date of the Note. Notwithstanding the foregoing, however, 50% of the Note Obligations Amount may be payable in cash on August 1, 2029, with the remaining 50% of the Note Obligations Amount repaid in cash on the maturity date of the Note, so long as certain conditions are met as set forth in the Note. Conversion of the full initial principal amount of the Note would result in the issuance of 4,000,000 shares of common stock if converted at $2.50 per share, which amount is subject to increase by any PIK Interest that is added to the outstanding principal under the terms of the Note. The Note is subordinated to obligations under the Company’s Senior Facility.

On October 14, 2025, the Company’s stockholders approved, for purposes of complying with the rules of the NYSE, (i) the issuance of up to 5,131,871 shares of the Company's common stock upon the conversion of the Note, and (ii) the issuance of up to 550,000 shares of the Company's common stock underlying the U.S. Bounti Warrant.

The Company determined that the U.S. Bounti Warrant requires liability classification under ASC 815 and will be remeasured at fair value each reporting period, with changes recognized in earnings. The U.S. Bounti Warrant's initial fair value of $1.5 million was recorded as a debt discount to the $10.0 million Note, and will be amortized to interest expense over the 5-year term of the Note using the effective interest method. See Note 7, Fair Value Measurements, for a discussion of the method used to determine the fair value of the U.S. Bounti Warrant.
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring and nonrecurring basis according to the valuation techniques the Company uses to determine their fair value:

	September 30, 2025
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$12,603	$—	$—
Liabilities:
Cargill Amended Warrants Liability	$—	$—	$14,626
U.S. Bounti Warrant Liability	$—	$—	$1,645

	December 31, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$7,448	$—	$—
Liabilities:
Cargill Amended Warrants Liability	$—	$—	$6,403

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

Cargill Financial Common Stock Purchase Warrant Amendment

In connection with the Eleventh Amendment, the Company entered into amendments for existing warrants held by Cargill Financial (the "Cargill Warrant Amendments") to amend (i) that certain Common Stock Purchase Warrant, dated March 28, 2023 (the "Cargill Base Warrant") and (ii) those certain Warrants to Purchase Common Stock, each issued November 21, 2021 (the "Cargill 2021 Warrants" and, together with the Base Warrant, the "Cargill Original Warrants"; the Cargill Original Warrants as amended, the "Cargill Amended Warrants") to (a) amend the exercise price for the Cargill Original Warrants from $6.50 to $4.00 per share of common stock, (b) extend the expiration date to eight years from the closing of the Eleventh Amendment, and (c) amend and restate the Cargill Base Warrant to be on the same form as the Cargill 2021 Warrants. The Cargill Original Warrants were issued by the Company to Cargill Financial to purchase up to an aggregate of 5,408,145 shares of common stock and the aggregate number of shares is the same for the Cargill Amended Warrants. The change in the per share exercise price did not affect the classification of the Cargill Original Warrants. Therefore, the change in fair value of the Cargill Original Warrants will continue to be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Unaudited Condensed Consolidated Statements of Operations.

The fair value of the liability of the Cargill Amended Warrants is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

September 30,
2025
(in thousands)
Balance as of December 31, 2024	$6,403
Fair value measurement adjustments recognized through change in fair value of warrant liability	8,223
Balance as of September 30, 2025	$14,626

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the Cargill Amended Warrants were as follows at their measurement dates:

	September 30, 2025	September 30, 2024
Input
Share price	$2.99	$2.50
Risk-free interest rate	3.9%	3.6%
Volatility	122%	121%
Exercise price	$4.00	$6.50
Warrant life (years)	7.5	3.5
Dividend yield	—%	—%

U.S. Bounti Warrant

The U.S. Bounti Warrant entitles the holder to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment upon the occurrence of certain events such as stock dividends, stock splits, or other corporate actions. The U.S. Bounti Warrant is exercisable beginning on the date of issuance and will expire on August 1, 2035. The Company concluded that the U.S. Bounti Warrant should be classified as a derivative liability pursuant to ASC 815, as the instrument fails the indexation and equity classification guidance. As such, the U.S. Bounti Warrant will be initially measured at fair value. The change in fair value will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Unaudited Condensed Consolidated Statements of Operations.

The fair value of the liability of the U.S. Bounti Warrant is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

September 30,
2025
(in thousands)
Balance as of August 1, 2025 (initial measurement)	$1,502
Fair value measurement adjustments recognized through change in fair value of warrant liability	143
Balance as of September 30, 2025	$1,645

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the U.S. Bounti Warrant were as follows at their measurement dates:

	September 30, 2025	August 1, 2025 (initial measurement)
Input
Share price	$2.99	$2.73
Risk-free interest rate	4.2%	4.2%
Volatility	122%	123%
Exercise price	$0.125	$0.125
Warrant life (years)	9.8	10.0
Dividend yield	—%	—%

As of September 30, 2025 and December 31, 2024, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

8. Stockholders' Deficit
Securities Purchase Agreement
On March 31, 2025, simultaneous with the Eleventh Amendment (see Note 6, Debt, for further information), the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for a $25 million investment (the "PIPE Investment"). In connection with the PIPE Investment, the Company issued 1,771,586 shares of common stock (the "PIPE Common Stock"), $0.0001 par value per share, and 10,728,414 shares Series A Preferred Stock (the "Series A Preferred Stock"), $0.0001 par value per share (and together with the PIPE Common Stock, (the "Securities")) at a purchase price of $2.00 per share (the "Purchase Price") to comply with NYSE stockholder approval rules. As required by the NYSE shareholder approval rules, the Series A Certificate of Designations limited the number of shares of common stock issuable upon conversion of the Series A Preferred Stock such that, when aggregated with the shares of PIPE Common Stock issued at closing, such issuances would not exceed 19.99% of the Company’s issued and outstanding common stock until the date stockholder approval was obtained. All shares of Series A Preferred Stock were automatically converted into one share of common stock without any action by the holders on the first trading day after the Company obtained stockholder approval, which the Company obtained at its June 11, 2025, Annual Meeting of Stockholders. The Investors are subject to a 180-day lock-up period with respect to the Securities purchased in the PIPE Investment.

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

The Series A Preferred Stock was initially classified in temporary equity on the Unaudited Condensed Consolidated Balance Sheets as prior to its conversion to common stock it was contingently redeemable in cash at the original purchase price at the holder’s option upon the occurrence of events which were deemed outside of the Company’s control. In accordance with the accounting guidance for contingently redeemable equity instruments, the Company elected to record changes in redemption value immediately as the changes occur, and to adjust the carrying amount of the Series A Preferred Stock to its redemption value at the end of each reporting period. At issuance, the Series A Preferred Stock had a relative fair value of $21.1 million. At the end of the reporting period on March 31, 2025, the redemption value of the Series A Preferred Stock was equal to the original purchase price of $2.00 per share, or $21.5 million. Consequently, the Company recognized a $0.4 million increase to the initial carrying value of the Series A Preferred Stock and a decrease to additional paid in capital to reflect the Series A Preferred Stock at its maximum redemption value. This increase to the carrying value is treated as a deemed dividend to the preferred stockholders and increases the net loss attributable to common stockholders and basic net loss per share for the nine months ended September 30, 2025. See Note 10, Net Loss Per Share, for further information.

Equity Incentive Plan

The Company's Board of Directors adopted an amendment to the Company's 2021 Equity Incentive Plan to increase the number of shares issuable under the plan by an additional 2,473,042 shares of common stock, par value $0.0001 per share, that was approved by the Company's stockholders on, and which became effective as of, June 11, 2025.

9. Stock-Based Compensation

Restricted Common Stock Awards

A summary of the restricted common stock awards ("RSAs") for the nine months ended September 30, 2025 is as follows:

	Number of Shares of Restricted Common Stock Awards	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2024	24,357	$36.27
Vested	(24,357)	$36.27
Unvested and outstanding at September 30, 2025	—	$—

There was no RSA expense for the three months ended September 30, 2025. Total RSA expense for the nine months ended September 30, 2025 was $0.1 million. Total expense of RSAs for the three and nine months ended September 30, 2024 was $0.1 million and $0.5 million, respectively. As of September 30, 2025, there is no remaining compensation cost related to unvested RSAs as they have all been vested.

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the nine months ended September 30, 2025 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2024	1,226,308	$12.60
Granted	3,619,075	$2.44
Forfeited	(317,967)	$4.02
Vested	(1,339,216)	$10.64
Unvested and outstanding at September 30, 2025	3,188,200	$2.72

Total RSU expense, net of amounts capitalized, for the three and nine months ended September 30, 2025 was $1.2 million and $4.0 million, respectively. Total expense of RSUs, net of amounts capitalized, for the three and nine months ended September 30, 2024 was $1.3 million and $1.6 million, respectively. As of September 30, 2025, the total compensation cost related to unvested RSUs not yet recognized is $6.3 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 1.5 years.

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

10. Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification 260, Earnings Per Share. Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including restricted stock awards and units, convertible preferred stock, and common stock warrants using the treasury stock method or the if-converted method, as applicable. For the three and nine months ended September 30, 2025 and 2024, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss attributable to common stockholders is the same for all periods presented.

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

Net loss per share includes 550,000 shares underlying the U.S. Bounti Warrant, which is exercisable at $0.125 per share. Because the exercise price is nominal relative to the current market price of the Company's common shares, these shares are not considered contingently issuable and are therefore included in net loss per share.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(26,430)	$(34,327)	$(86,085)	$(83,644)
Weighted average common shares outstanding, basic and diluted	22,481,564	8,568,970	14,903,536	8,436,727
Net loss per common share, basic and diluted	$(1.18)	$(4.01)	$(5.78)	$(9.91)

The following table discloses the weighted-average or period-end shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted Stock	—	68,519	6,513	86,746
Warrants	6,241,475	6,241,475	6,241,475	6,241,475

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

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$12,200	$10,242	$35,908	$28,068
Less:
Salaries and wages	7,388	8,856	23,895	26,467
Transportation and delivery	801	660	2,398	1,928
Depreciation and amortization	5,851	5,868	17,587	12,985
Interest expense, net	4,560	18,312	28,000	40,420
Stock-based compensation expense, net of amounts capitalized	1,252	1,387	4,102	2,101
Other segment items(1)	18,778	9,486	45,608	27,811
Segment net loss	(26,430)	(34,327)	(85,682)	(83,644)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(26,430)	$(34,327)	$(85,682)	$(83,644)
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

Commercial Facility Update

Texas Facility Reconfiguration Complete

As previously reported, we reconfigured three acres of our Texas facility—originally designed for head lettuce production—to create a flexible growing environment capable of producing both head lettuce and cut products based on customer preferences. The retrofit was completed in late July, and the facility reached full harvestable capacity in early August. The automated harvesting equipment installation was completed and became fully operational during the third quarter, replacing the temporary harvester used during the second quarter. The Texas facility is now sold out on a run-rate basis.

Yield Improvement

We continue to advance our yield improvement and cost reduction initiatives across our facility network. Planned tower upgrades have been installed at each of our facilities following the completion of work at the Texas and Washington facilities in early September. These upgrades are designed to achieve better climate control through the stack phase to enhance production efficiency and increase yield capacity. Management expects to complete optimization in the fourth quarter of 2025 with resultant yield increases of more than 10% to follow.

Cost Reduction Initiatives

Looking ahead, we have targeted additional cost reduction initiatives in the range of $1.5 to $2.0 million, annualized, to be actioned in the fourth quarter of 2025 and realized in the first half of 2026 with additional measures to follow. These savings stem from ongoing projects to improve operational efficiency and reduce costs in key areas like raw materials, packaging, labor, utilities and other cost of goods sold. Within raw materials, these savings are expected to stem from further seed and substrate cost reductions, where management has already made great progress in 2025.

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

Intellectual Property

We continue to advance our intellectual property portfolio and recently received a positive update related to our previously filed patent application in 2022 titled "Optimizing Growing Process in a Hybrid Growing Environment Using Computer Vision and AI." We anticipate that this patent may be issued as early as December 2025. We have been utilizing computer vision and AI at all of our Stack & Flow Technology-enabled facilities to analyze plant growth data in conjunction with environmental data to identify patterns that drive improved consistency and yield.

Product Development & Distribution

During the third quarter of 2025, we expanded distribution of our salad kit line across additional regional retailers in the Pacific Northwest, demonstrating ongoing demand for convenient and fresh meal options. In the home-delivery channel, we successfully launched four new grab-and-go offerings with a leading partner, thus increasing the depth of our assortment and further positioning ourselves for growth in the direct-to-consumer segment. Additionally, we entered into an agreement to pack private label Butter Living for Markon Cooperative, which serves as the purchasing, logistics, information, and marketing partner for its five member distributors and their North American foodservice customers. This partnership highlights the trust and credibility we have established with our partners.

Regarding product commercialization, we finalized our new family-sized 10oz Romano Caesar Salad Kit, which launched in key Pacific Northwest retailers, including Walmart, in October. This move advances our strategy to offer multi-serve products at scale.

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

•Invest in sales and marketing efforts to increase brand awareness, engage customers, and drive sales of our products; and

•Incur additional general administration expenses

Results of Operations

Three and Nine Months Ended September 30, 2025 compared to the Three and Nine Months Ended September 30, 2024

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Sales	$12,200	$10,242	1,958	19%	$35,908	$28,068	7,840	28%
Cost of goods sold(1)(2)	10,794	8,829	1,965	22%	31,569	24,518	7,051	29%
Gross profit	1,406	1,413	(7)	—%	4,339	3,550	789	22%
Operating expenses:
Research and development(1)(2)	6,677	7,096	(419)	(6)%	20,139	15,102	5,037	33%
Sales and marketing(1)(2)	2,441	1,991	450	23%	6,947	5,872	1,075	18%
General and administrative(1)(2)	10,509	10,357	152	1%	26,658	24,770	1,888	8%
Total operating expenses	19,627	19,444	183	1%	53,744	45,744	8,000	17%
Loss from operations	(18,221)	(18,031)	(190)	1%	(49,405)	(42,194)	(7,211)	17%
Other income (expense):
Change in fair value of warrant liability	(3,358)	1,921	(5,279)	(275)%	(8,367)	(1,163)	(7,204)	619%
Interest expense, net	(4,560)	(18,312)	13,752	(75)%	(28,000)	(40,420)	12,420	(31)%
Other (expense) income	(291)	95	(386)	(406)%	90	133	(43)	(32)%
Net loss	$(26,430)	$(34,327)	7,897	(23)%	$(85,682)	$(83,644)	(2,038)	2%
(1) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$16	$15	1	7%	$102	$75	27	36%
Research and development	47	86	(39)	(45)%	208	250	(42)	(17)%
Sales and marketing	59	61	(2)	3%	341	(64)	405	633%
General and administrative	1,129	1,225	(96)	8%	3,450	1,840	1,610	(88)%
Total stock-based compensation expense, net of amounts capitalized	$1,251	$1,387	(136)	10%	$4,101	$2,101	2,000	(95)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of goods sold	$2,094	$1,642	452	28%	$6,057	$4,197	1,860	44%
Research and development	2,342	2,852	(510)	(18)%	7,557	5,031	2,526	50%
General and administrative	1,415	1,374	41	3%	3,973	3,757	216	6%
Total depreciation and amortization	$5,851	$5,868	(17)	—%	$17,587	$12,985	4,602	35%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our six facilities. Sales increased by $2.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and sales increased by $7.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was due to increased production and growth in sales from our facility in Georgia and sales from our new facilities in Texas and Washington, which began shipping and selling products in the second quarter of 2024.

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
Cost of goods sold increased by $2.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and increased by $7.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

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
Research and development costs increased by $0.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and increased by $5.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is driven primarily by the additional development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs, related to the development and testing of our commercial-scale Stack & Flow Technology and production processes at the Washington, Texas, and Georgia facilities.

Sales and Marketing

Sales and marketing expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our sales and marketing teams, transportation and delivery costs, marketing, and advertising, among others.

Sales and marketing costs increased by $0.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase is driven primarily by an increase of $0.2 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales. The remaining difference is due to individually immaterial differences.

Sales and marketing costs increased by $1.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is driven primarily by an increase of $0.5 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales and an increase of $0.2 million in salaries, commissions, benefits, and payroll-related expenses. The remaining difference is due to individually immaterial differences.

General and Administrative

General and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, and human resources teams, expenses for third-party professional services, insurance, computer hardware and software, and amortization of intangible assets, among others.

General, and administrative expenses increased by $0.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by an impairment charge of $3.7 million related to Pete's trade name, which was partially offset by a decrease of $1.6 million in loss on disposal of assets, a decrease of $0.8 million in salaries, benefits, and payroll-related expenses, a decrease of $0.3 million in professional fees, a decrease of $0.2 million in insurance, and a decrease of $0.2 million in property tax. The remaining difference is due to individually immaterial differences.

General, and administrative expenses increased by $1.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by an impairment charge of $3.7 million related to Pete's trade name and an increase in stock-based compensation $1.6 million. This increase was partially offset by a decrease of $1.6 million in loss on disposal of assets, a decrease of $0.9 million in salaries, benefits, and payroll-related expenses, and a decrease of $0.9 million in professional fees.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the Cargill Amended Warrants liability and the U.S. Bounti Warrant liability to reflect their fair value as of the end of the reporting period. The increase in fair value of the warrant liability is primarily due to the Eleventh Amendment entered into on March 31, 2025, which amended the Cargill Original Warrants by decreasing the per share exercise price of the Cargill Original Warrants from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033 and the issuance of the U.S. Bounti Warrant in connection with the issuance of a convertible note with an initial principal balance of $10.0 million on August 1, 2025. The issuance of the U.S. Bounti Warrant and the change in terms of the Cargill Amended Warrants increased the value of the warrants and the related liability for the nine months ended September 30, 2025. Additional increase in the value of the warrants for the three months ended September 30, 2025 is primarily due to a net increase in our closing stock price at September 30, 2025 compared to the closing stock price on the prior measurement date of June 30, 2025. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

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

Interest expense, net decreased by $13.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease is primarily due to a decrease in the principal amount outstanding under the Senior Facility as a result of the Eleventh Amendment, which decreased interest expense by $13.8 million, net of interest capitalized, over the prior year period.

Interest expense, net decreased by $12.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily due to a decrease in the principal amount outstanding under the Senior Facility as a result of the Eleventh Amendment, which decreased interest expense by $12.4 million, net of interest capitalized, over the prior year period.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At September 30, 2025, we had an accumulated deficit of $508.9 million and cash and cash equivalents and restricted cash of $12.7 million.

As of September 30, 2025, the principal amount due under our credit facility with Cargill Financial totaled $302.0 million, none of which is classified as current. In addition, the Company has an outstanding convertible note for $10.0 million to U.S. Bounti, LLC, none of which is classified as current. The debt agreements with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and the credit facilities with U.S. Bounti, LLC and Cargill Financial. Cash expenditures over the next 12 months are expected to include general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting, and selling our products, such as the purchase of seeds, soil, nutrients, and other growing supplies, shipping and fulfillment costs, and facility maintenance costs.

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

Cargill Loans

As of September 30, 2025, a total of $302.0 million of principal was outstanding on the Senior Facility. The Senior Facility is included in "Long-term debt, net" on the Unaudited Condensed Consolidated Balance Sheets. The Eleventh Amendment, as described in Note 6, Debt, to the Unaudited Condensed Consolidated Financial Statements, resulted in a lower principal balance and a reduced interest rate. In addition, a debt premium recorded in connection with the amendment will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. As no interest payments are due in the next twelve months, the accrued interest has been classified within "Accrued interest, noncurrent" on the Unaudited Condensed Consolidated Balance Sheets.
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

U.S. Bounti, LLC Convertible Note

On August 1, 2025, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) the Note with an initial principal balance of $10.0 million and (ii) the U.S. Bounti Warrant pursuant to which U.S. Bounti, LLC has the right to purchase and acquire 550,000 shares of our common stock. The Note has a maturity date of August 1, 2030 and carries a 6.0% annual interest rate, with interest added to the Note balance twice a year through the end of 2028. From time to time after August 1, 2028, interest may be payable quarterly in arrears in cash, commencing December 31, 2028, if certain conditions are met. As no interest payments are due in the next twelve months, the accrued interest has been classified within "Accrued interest, noncurrent" on the Unaudited Condensed Consolidated Balance Sheets.
The Note can be converted into our common stock at the Conversion Price, which is $2.50 per share. Conversion of the full initial principal amount of the Note would result in the issuance of 4.0 million shares of our common stock, with additional shares possible from accrued interest. On August 1, 2029, 50% of the Note Obligations Amount will be automatically converted into shares of our common stock at the Conversion Price. The remaining 50% of the Note Obligations Amount will be automatically converted into shares of our common stock at the Conversion Price on the maturity date of the Note. The Note is subordinated to obligations under the Company’s Senior Facility.

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

The following table summarizes future aggregate financing obligation payments by fiscal year for both the California Facilities and the Montana Facility:

Financing Obligation
(in thousands)
Remainder of 2025	$1,270
2026	5,158
2027	5,297
2028	5,439
2029	5,585
Thereafter	115,947
Total financing obligation payments	$138,696

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(27,190)	$(28,295)
Net cash used in investing activities	(12,071)	(72,629)
Net cash provided by financing activities	44,506	90,836
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$12,711	$6,807

Net Cash Used In Operating Activities

Net cash used in operating activities was $27.2 million for the nine months ended September 30, 2025 due to a net loss of $85.7 million. This was partially offset by non-cash activities of $17.6 million in depreciation and amortization expense, $25.3 million in paid-in-kind interest, a non-cash loss of $8.4 million related to change in fair value of warrant liability, $4.1 million in stock-based compensation expense, net of amounts capitalized, and $2.1 million in amortization of debt issuance costs, and $1.1 million net increase of cash from changes in operating assets and liabilities.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $12.1 million for the nine months ended September 30, 2025, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net cash used in investing activities was $72.6 million for the nine months ended September 30, 2024, due primarily to purchases of construction materials and services, equipment, and other items for the Washington, Texas, and Georgia facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $44.5 million for the nine months ended September 30, 2025, comprised of $21.4 million of proceeds from the issuance of Series A Preferred Stock, $10.5 million of proceeds from the issuance of debt, $10.0 million of proceeds from the issuance of the U.S. Bounti, LLC convertible note, and $3.5 million from the issuance of common stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:

U.S. Bounti, LLC ("U.S. Bounti"), following conversion of our Series A Preferred Stock, controls the direction of our business and the concentrated ownership of our common stock may prevent other stockholders from influencing significant decisions.

Following the conversion of our Series A Preferred Stock into common stock at the annual stockholders’ meeting held on June 11, 2025, U.S. Bounti, an entity controlled by Charles R. Schwab, holds the voting power over approximately 55% of our outstanding common stock. Mr. Schwab, through his control of other entities which also hold shares of our common stock, beneficially owns approximately 60% of our outstanding common stock. Mr. Schwab, through his control of U.S. Bounti and other entities holding shares of our common stock, is able to significantly influence our decisions, including the election of directors (and U.S. Bounti has the right to appoint two of our directors), and the approval of significant corporate transactions, such as mergers and related party transactions. Mr. Schwab, through his control of U.S. Bounti and other entities holding shares of our common stock, also has the ability to delay or block, by ownership of our common stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that stockholders might view favorably. Additionally, U.S. Bounti’s interests may not align with the interests of our other stockholders. U.S. Bounti may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us and may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Charles R. Schwab, through his control of entities which also hold shares of our common stock, beneficially owns approximately 60% of our outstanding common stock. Because Mr. Schwab beneficially owns a majority of the voting power for the election of our directors, and we meet the definition of a "controlled company," these requirements would not apply to us as long as we remain a "controlled company."

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Matthew Nordby Director	August 14, 2025	Rule 10b5-1 Trading Arrangement	Up to 63,000 shares to be sold	January 27, 2027	N/A	N/A

(1) Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").

(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the date listed in the table; (b) the execution of all trades or expiration of all of the orders relating to such trades as specified in the trading arrangement; (c) the date the broker receives notice of liquidation, dissolution, bankruptcy, insolvency or death of Mr. Nordby; (d) the date the broker receives notice from Mr. Nordby or Mr. Nordby's advisor or agent of Mr. Nordby's termination of the trading arrangement; (e) the date the broker determines, in its sole discretion, that the trading arrangement has been terminated, including, without limitation, where the broker determines there has been a modification or change to the trading arrangement that constitutes the termination of the trading arrangement; (f) the date the broker notifies Mr. Nordby of the broker’s termination of the trading arrangement due to Ms. Nordby's breach of any of the terms of the trading arrangement or in the event that Mr. Nordby trades shares outside of the trading arrangement; or (g) where the broker exercises any other termination right it may have under the trading arrangement. Each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

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

3.4	Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
3.5	Amended and Restated Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
4.1	Convertible Note by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025.
4.2	Common Stock Purchase Warrant issued by Local Bounti Corporation to U.S. Bounti, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
10.1
Convertible Note and Warrant Purchase Agreement, dated August 1, 2025, by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).

10.2
Twelfth Amendment to Senior Credit Agreement, dated as of August 1, 2025, by and among Local Bounti Operating Company LLC, Local Bounti Corporation, the subsidiary borrowers and guarantors signatory thereto, and Cargill Financial Services International, Inc., in its capacity as the lender (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).
_____________________

*	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
**	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Local Bounti Corporation

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President, Chief Executive Officer, and Chief Financial Officer
Date: November 14, 2025
(Principal Executive, Financial, and Accounting Officer)