Form 10-K
period 2025-12-31
Local Bounti Corporation/DE
filed 2026-03-27
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42.8 million as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Local Bounti Corporation's common stock was 22,401,295 at March 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 10, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused primarily on living and loose leaf lettuce. Founded in 2018, and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019, reached full commercial operation by the second half of 2020, and now acts as a corporate headquarters without active commercial operations. The Company is currently evaluating the future commercial use of its Montana facility because we no longer have additional capacity at other facilities. Management is exploring various utilization options, including supporting capacity needs within the Company’s existing network as well as potential third-party commercial arrangements. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete’s (the "Pete's Acquisition"). Through the Pete’s Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility became operational in July 2022 and was significantly expanded in 2023. In 2024 we completed construction of two new facilities in Washington and Texas.

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, and H-E-B. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress. Our leafy greens consist of ready-to-eat blends, value add salad kits, and specialty greens like arugula.

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

Our hybrid facility design is at the core of our focus on unit economics and serves as a platform intended to grow margins through investment in technology and yield improvement. In our facility configuration, we grow plants during their early development period "stacked" in a space and energy efficient vertical nursery. This configuration reduces facility square footage and increases returns on invested capital. This vertical nursery produces a stock of young plants to fill growing space in our controlled environment greenhouses, where young plants accelerate growth when exposed to a specified set of conditions involving natural light, temperature, humidity, carbon dioxide, nutrients, pH balance, and other key elements. With this approach, we believe that once Stack & Flow Technology is fully commissioned at a facility, the facility will yield 1.5 to 2.0 times more produce than traditional CEA greenhouse farms. This is evidenced in our Georgia facility, whereupon the commissioning of our Stack & Flow Technology, we doubled run-rate production. For example, at our Texas and Washington facilities, we are observing yield rates that are 1.5 to 2.0 times better than CEA greenhouse industry performance.

We use flexible, modular facility designs to enable rapid expansion near major population centers. We regularly assess our pipeline of future farm locations to leverage our national distribution footprint. Key considerations include meeting known demand from key existing customers within the network, as well as optimizing freight routes to ensure that transportation is optimized to limit cost while enhancing customer service with consistent delivery schedules. Our approach is to build or acquire geographically distributed production facilities so we can provide our customers with locally and sustainably grown produce delivered at peak freshness on a year-round basis. We plan to use substantial pre-engineered, pre-fabricated and standardized components when building our modular facilities in order to reduce execution risk for facilities where we build from the ground up. For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our Stack & Flow Technology.

Local Bounti products are currently sold at approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, and H-E-B. Our stock keeping unit (“SKU”) assortment at the end of 2025 includes 30 SKUs across living and loose leaf lettuce, arugula, organic and conventional, cress and value add product lines. In the future, we seek to co-locate with nationally recognized distributors to leverage their existing networks and thereby further decrease the carbon footprint of duplicative distribution, and we are currently evaluating the implementation of this strategy through our existing distribution network.
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

Expanding Global Agriculture Crisis. The world is entering a rapidly accelerating agricultural crisis. Long-standing Food and Agriculture Organization of the United Nations projections warn that by 2050 we will need 60–70% more food to feed a larger global population — yet land, water, and soil resources are deteriorating faster than our ability to expand traditional farming. Updated analyses from the U.N. Food and Agriculture Organization and the U.N. Convention to Combat Desertification show that up to 40% of global land is already degraded, and degradation is advancing at millions of hectares per year. Water stress is compounding the problem: over half of irrigated agriculture now depends on regions where water demand has exceeded sustainable limits, threatening long-term crop yields.

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
CEA can offer the food industry resiliency and dependability beyond what traditional agriculture can offer. CEA can produce a broad array of products consistently, year-round, despite weather or other adverse growing conditions. CEA can also be implemented locally, which reduces the supply-chain risk associated with distanced or international suppliers. Events such as the COVID-19 pandemic, highlighted issues in the traditional food system, and have forced grocers, restaurants, and other food providers to reconsider their supply chain risk and seek reliable and less variable suppliers. Additionally, the food industry has faced increasing challenges related to product recalls and contamination issues in traditional agriculture, often linked to factors such as soilborne pathogens, pesticide exposure, and inconsistent quality control. CEA minimizes these risks by providing a controlled, sterile environment that reduces exposure to contaminants, enhancing food safety and reducing costly recalls. We believe that CEA represents an attractive alternative for industry players seeking greater reliability and will lead to further adoption.

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

According to publicly available research in October 2024, the U.S. market for fruit and vegetables has an estimated total addressable market of greater than $100 billion. Local Bounti initially focused on the Western half of the United States, where we continue to see the Mountain and West regions as attractive target markets given their historical struggles with food scarcity and the greenfield opportunity for us to be the first large-scale CEA operator in many parts of this region. With the completion of our Texas and Washington facilities in 2024, Local Bounti currently operates five facilities, spread across the Northwest, West, South and Southeastern United States (as well as our headquarters facility in Montana), allowing us to capture a greater portion of the U.S. TAM. Our location selection analysis suggests that we will be able to build distributed, regional facilities that each serve multiple regional population centers, giving leverage to local production on a regional basis. Additionally, we target initial addressable market facility expansion in states with favorable conditions for growth in light industrial production, including favorable state and local processes for facility siting, permitting, construction and operation. Additionally, we may target existing greenhouse or CEA operations for acquisitions if they are strategically located and meet our other business criteria, including, for example, the Pete's Acquisition.

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
- Lower Greenhouse Gas Emissions During Transit
- Shorter Transit Time to Retailer
- More Cost-Competitive than Traditional Agriculture
- Improved Taste, Texture and Flavor

Our Solution

We believe Local Bounti is positioned as a disruptor to loose leaf lettuce, living lettuce and other produce production by changing the way food is grown by focusing on driving profitable unit economics and capitalizing on our patented Stack & Flow Technology.

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

Unit economics focus with technology-driven approach. Local Bounti utilizes its proprietary Stack & Flow Technology, which combines the best of vertical and greenhouse growing technologies, enabling superior unit economics and efficiencies across the production cycle. Plants spend early development in a stacked nursery design, reducing facility square footage. When the plants reach targeted maturity, they are transported to CEA greenhouses, which are arranged on horizontal planes with natural sunlight and other controlled environmental variables, resulting in optimal growth conditions specified for each type of plant as well as space and energy efficiency. With less land requirement and fewer days in the greenhouse, our technology enables lower capital expenditure, lower operating expenses, higher labor efficiency and higher yield, and retrofit potential that others lack compared to results published by greenhouse farms and other CEA operations.

Modular and distributed production. Local Bounti uses a modular building system, which reduces time and cost of construction. Facilities are designed for automation and efficiency without being capital intensive. Pre-engineered, off-the-shelf construction and in-house developed technologies are used, which help to lower risks of execution for building and commissioning new production facilities (or updating existing facilities). For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our Stack & Flow Technology. Our approach is to build geographically distributed production so we can provide customers with locally grown, lower pesticide and herbicide produce delivered at peak freshness on a year-round basis. The Montana Facility was built in 2019 and reached full commercial operation by the second half of 2020, and now acts as a corporate headquarters without active commercial operations. The Company is currently evaluating the future commercial use of its Montana facility because we no longer have additional capacity at other facilities. Management is exploring various utilization options, including supporting capacity needs within the Company’s existing network as well as potential third-party commercial arrangements. Our Georgia facility was acquired as part of the Pete's Acquisition during its first phase of construction. The first phase of this facility became operational in July 2022 and was further expanded in 2023. During the fourth quarter of 2023, we also implemented our patented Stack & Flow Technology at the Georgia facility, which doubled run-rate production, and over the first year, tripled pre-Stack & Flow commissioning production. In the second quarter of 2024, we commenced operations at both our Texas and Washington facilities and began shipping product. We were able to scale these facilities in less than one-third of the time that it took to scale Georgia given the advantages of purpose-built design and other efficiencies that were integrated. The Washington facility bolsters our distribution capabilities with new and existing customers in the Pacific Northwest to serve our expanding customer base.

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

Branded product with SKU diversity. Local Bounti products are currently sold at approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, and H-E-B. We believe that customers and consumers will associate our brand with high quality, locally grown produce with better taste, freshness, and significantly longer shelf life. Our modular, distributed model and Stack & Flow Technology allows for high SKU diversity. At the end of 2025, Local Bounti offered 30 SKUs across living and loose leaf lettuce, arugula, organic and conventional, cress and value add product lines, and intends to continue to expand its SKUs to meet customer demand.

We believe that SKU diversity in these markets will allow us to capture more in-store real estate and will result in consumer loyalty across multiple regional markets.
Select Local Bounti Product Offerings

Montana Facility. Our Montana Facility was built in 2019 and reached commercial operations in the second half of 2020, and now acts as a corporate headquarters without active commercial operations. The Company is currently evaluating the future commercial use of its Montana facility because we no longer have additional capacity at other facilities. Management is exploring various utilization options, including supporting capacity needs within the Company’s existing network as well as potential third-party commercial arrangements.
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
Georgia Facility. Our Georgia Facility began operations in mid-2022. The facility sits on 30.4 acres of land and initially included 3 acres under glass with 14 lines of channel growing systems, which have been expanded with an additional 3 acres under glass with 14 lines during 2023 including our patented Stack & Flow Technology. The facility also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves. The Georgia site is laid out for potential future expansion.
Washington Facility. Our Washington facility began operations in the second quarter of 2024. The facility sits on 28.3 acres of land and includes 3 acres under glass with 8 lines of channel growing systems paired with our patented Stack & Flow Technology. The facility was built with future expansion capabilities in mind, and also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested produce into packaged goods that are ready for retail shelves.
Texas Facility. Our Texas facility began operations in the second quarter of 2024. The facility sits on 50 acres of land and includes 6 acres under glass with 16 lines of channel growing systems paired with our patented Stack & Flow Technology. The facility also includes a cold storage room for finished goods and a packaging room with processing equipment to transform freshly harvested product into package goods that are ready for retail shelves. The Texas facility is designed and laid out for potential future expansion.
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
Cargill Relationship. We have a credit agreement with Cargill Financial, as described in Note 7, Debt, of the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K

Our Competitive Strengths
We believe the following competitive strengths will enable us to capitalize on the expanding opportunity for CEA and locally grown produce.

Ability to drive production yield and lower costs. We design and build our facilities by focusing on driving profitable unit economics and capitalizing on our patented Stack & Flow Technology. We are developing a centralized monitoring system which collects, organizes and analyzes data from distributed facilities. Our sophisticated data analytics enable us to continually improve the operations of our facilities and to centrally control key variables such as temperature, humidity, carbon dioxide, light, nutrients and pH balances. We have also implemented additional innovations that shorten growing cycles, improve production yield and lower costs, such as optimizing plant density to increase greenhouse production capacity. We have further identified a clear roadmap for margin expansion and product diversification with significant visibility into reduced labor cost opportunities and improved profitability.
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

Highly scalable turnkey platform. Local Bounti's facilities are designed to use pre-engineered, pre-fabricated and standardized components to enable efficient expansion with low execution risk or added costs. For pre-existing facilities like those acquired with the Pete's Acquisition, we may update facilities, where appropriate, using our patented Stack & Flow Technology, which would then benefit from the same baseline platform.

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
Expand our product line. Utilizing our advanced design and technology features, including strategic partitioning and environment control technology, we intend to leverage our proven ability to efficiently accommodate greater product diversity at our facilities. We believe our differentiated hybrid technology will yield greater product diversity over a reduced footprint. At the end of 2025, we offered 30 SKUs across living and loose leaf lettuce, arugula organic and conventional, cress and value add product lines.
Continue to develop and diversify our sales channels and geographies. We intend to expand our sales channels where we can enhance our brand and maximize the efficiency of our distribution. We focus on the retail channel and complement our distribution with club and foodservice. In the future, we seek to co-locate with nationally recognized distributors in order to leverage their existing distribution networks and thereby decrease further the carbon footprint by not adding additional distribution, and we are currently evaluating implementation of this strategy through our existing distribution network. We believe that in time, our leading technology and brand will enable licensing and franchising opportunities to other indoor agriculture operators, with minimal capital investment from us. Lastly, global regions with geographic constraints to traditional agriculture, such as the Middle East and parts of Asia have expressed interest in expanding CEA capabilities and represent potential significant opportunities for us to monetize our technology and expertise through international expansion, should we decide to expand into those markets.
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

Sustainability

Conventional agriculture faces challenges due to climate change, population growth, and geopolitical shifts. We believe this necessitates a shift toward sustainability in agriculture practices to meet growing demands for cleaner, healthier produce. We believe growing healthy vegetables is good business, and our growing technology delivers clean produce with safer growing methods, which we believe benefits all stakeholders and differentiates us from traditional agriculture. We expect that consumer demand for clean, nutritious, locally grown, and high-quality products will increase over time.

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

Our sustainability program is foundational to our business. Through our sustainability program, we monitor sustainability metrics, including human capital elements. We continue to enhance the sustainability of our daily practices, reduce our GHG emissions, and provide an exceptional working environment for our employees across our operations. As a signatory of the United Nations ("UN") Global Compact on human rights, labor, environment and anti-corruption, we embrace the UN Global Compact's Ten Principles as part of the strategy, culture and daily operations of our company. We periodically engage with our stakeholders, internally and externally, to encourage input on the materiality of various sustainability issues to Local Bounti and incorporate input into our strategic planning and sustainability reporting. We disclose our impacts in our annual sustainability reports (using the Global Reporting Initiative ("GRI") and Sustainability Accounting Standards Board ("SASB") frameworks) and other disclosures.

Our annual sustainability reporting and key metrics are aligned with the priorities we have set on human capital, professional development, health, safety, and ethics. We report on human capital metrics, including gender balance, racial and ethnic diversity in our workforce, employee engagement and professional development. We have supplier programs that integrate sustainability in the procurement of goods and services. We have reported annually on GHG emissions since our first full year of commercial production. More information on our key sustainability programs, goals, commitments, and metrics can be found in our most recent sustainability report, which is available on our website. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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
•Sustainable Packaging: We are committed to using an average of 30% recycled content or responsibly sourced biobased content in consumer-facing packaging.
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

In recent years, the western half of the United States has experienced water shortages that are increasing in severity. This has led to restricted usage, increased regulation, rising costs, and other restrictive measures as local jurisdictions work to manage the shortages. In the short-term future, Local Bounti anticipates these water shortages will continue. With over 90% of U.S. leafy greens grown in California and Arizona, demand for alternative production of year-round leafy greens is expected to rise. Local Bounti employs techniques that allow for a 90% reduction in water usage compared to field-based production. Local Bounti also maintains facilities geographically located across the U.S., allowing for potential flexibility in production as water shortage challenges increase. To stay ahead of evolving water conservation measures, the Company is actively investigating additional water-saving measures while conducting ongoing water use monitoring.

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
We potentially compete with traditional greenhouse producers, as well as CEA companies using high technology greenhouses such as Bright Farms and Little Leaf Farms.

We believe that our patented Stack & Flow Technology, modular and distributed approach, and local branded product diversity provide competitive advantages over our peers as the mainstream facility formats in CEA present a challenging trade-off between yield and operating/capital costs. Each method, independently, brings key challenges, including (a) inability to maximize revenue without consistent yield; (b) poor profitability with high costs; (c) limited retail relationships and lack of product diversity; and (d) inability to scale quickly and effectively. Local Bounti leverages a hybrid of vertical and greenhouse growing formats, which efficiently unites the best aspects of both technologies, resulting in increased volumes and year-round production. In addition, this model results in 1.5 to 2.0 times the yield of comparable greenhouse farms.
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

Among other things, the facilities in which our products are grown and packed must comply with regulatory requirements including the FDA’s Standards for the Growing, Harvesting, Packing and Holding of Produce for Human Consumption. Local Bounti may be required to register with the FDA, depending on specific processing operations, in which case Local Bounti would have to comply with Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food, as applicable. Our facilities must comply with FDA and USDA labeling and marketing requirements and could be subject to the Organic Food Production Act, among other laws and regulations implemented by the FDA, the USDA, and other regulators. Certain regulations under the FDA’s Food Safety Modernization Act are still being developed and implemented, including product traceability requirements for various products including leafy greens. The FDA and USDA generally have the authority to inspect our facilities and require that certain information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that Local Bounti's marketing and advertising be truthful, non-misleading, not deceptive to consumers and not otherwise an unfair means of competition. Local Bounti is also restricted by the FDA and USDA from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless Local Bounti satisfies certain regulatory requirements.

Local Bounti is subject to state and local food safety regulation, including registration and licensing requirements for our facilities, enforcement of standards for our products and facilities by state and local agencies and regulation of our trade practices in connection with selling our products.

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
Trademarks and Other Intellectual Property

Local Bounti owns patents, trademarks and other proprietary rights that are important to our business, including our principal trademarks for "Local Bounti" and "Stack & Flow Technology." As appropriate, our trademarks are registered with the United States Patent and Trademark Office ("USPTO") and select trademarks have been extended to certain international markets. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to customers and shoppers. The USPTO has granted Local Bounti several patents relating to our operations and technology, including a patent relating to our Stack & Flow Technology. Local Bounti has several additional patent applications submitted to the USPTO. We believe the protection of our patents, trademarks, copyrights and domain names are important to our success, and we intend to aggressively protect our intellectual property rights.

Employees and Human Capital Resources

As of December 31, 2025, we had 286 full-time employees. This includes 204 non-exempt and 82 exempt employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We believe that our employee relations are good.

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

Executive Officers

Below is biographical information about our executive officers as of March 27, 2026:

Name	Age	Position
Craig M. Hurlbert	63	Executive Chairman
Kathleen Valiasek	62	President and Chief Executive Officer
Dane Almassy	47	Chief Commercial Officer
Anthony Hughes	61	Interim Chief Financial Officer
Margaret McCandless	53	General Counsel and Corporate Secretary

Craig M. Hurlbert. Mr. Hurlbert has served as our Executive Chairman since March 2025 and as a member of our Board since November 2021. He previously served as our Chief Executive Officer from December 2023 to March 2025, our Senior Vice President of Strategy from June 2023 to December 2023, and our Co-Chief Executive Officer from November 2021 to June 2023. Mr. Hurlbert co-founded Local Bounti in August 2018. Mr. Hurlbert also co-founded BrightMark Partners, LLC, a growth equity and management firm providing capital and resources to venture, growth phase and middle-market businesses, and served as a Managing Partner from January 2014 to March 2021. Previously, Mr. Hurlbert served in various leadership roles at TAS Energy, a leading provider of high efficiency and modular cooling and energy systems for the data center, commercial, industrial, and power generation markets, including President, Chief Executive Officer, and Chairman of the Board. Mr. Hurlbert also held leadership roles at General Electric Company (NYSE: GE) and North American Energy Services. Mr. Hurlbert is currently the Chairman of the Board at Clearas Water Recovery, a company utilizing patented, sustainable, and proprietary technology to solve high nutrient wastewater challenges in the municipal and industrial water markets. Mr. Hurlbert earned his B.S. in Finance from San Diego State University and his M.B.A. from California State University-Long Beach.

Kathleen Valiasek. Ms. Valiasek has served as our Chief Executive Officer since March 2025 and President since June 2024. She has also served as a member of our Board since December 2025. Ms. Valiasek previously served as our Chief Financial Officer from November 2021 to December 2025. She also served as Chief Financial Officer of our predecessor company from April 2021 to November 2021. Previously, Ms. Valiasek served as Chief Financial Officer from January 2017 to June 2019 and Chief Business Officer from June 2019 to March 2021 at Amyris (NASDAQ: AMRS), a science and technology leader in the research, development, and production of sustainable ingredients for the clean health and beauty and flavors and fragrances markets. Prior to Amyris, Ms. Valiasek served as Chief Executive Officer of Lenox Group, Inc., a finance and strategic consulting firm she founded in 1994, and, in this capacity, she worked closely with the senior management teams of fast-growing companies including start-ups, venture-backed, and Fortune 500 companies such as Albertsons, CVS, Gap, Kaiser Permanente, and Softbank. At Lenox Group, Ms. Valiasek was typically engaged for critical roles on multi-year assignments including M&A transactions, debt and equity financings, IPOs, and spinoffs. Ms. Valiasek holds a B.B.A. from the University of Massachusetts at Amherst.

Dane Almassy. Mr. Almassy has served as our Chief Commercial Officer since August 2025. Prior to joining Local Bounti, Mr. Almassy served in sales and marketing roles at AeroFarms from October 2020 to August 2025, most recently serving as SVP of Sales & Marketing, where he led go-to-market strategy, customer experience, and logistics. Previously, Mr. Almassy lead customer development and private-label partnerships at WhiteWave Foods and held senior commercial positions at Aurora Organic Dairy and F&S Produce. Mr. Almassy also spent ten years at PepsiCo, where he held senior roles across national sales, strategy, and category management. Mr. Almassy holds a Bachelor of Arts in Journalism and Mass Communication from the University of North Carolina at Chapel Hill.

Anthony Hughes. Mr. Hughes has served as our Interim Chief Financial Officer since December 2025. Previously, Mr. Hughes served as our Senior Vice President of Finance and Chief Accounting Officer from June 2022 to December 2025. Prior to joining Local Bounti, Mr. Hughes served as Chief Accounting Officer at Amyris (NASDAQ: AMRS), a science and technology leader in the research, development, and production of sustainable ingredients for the clean health and beauty and flavors and fragrances markets, where he was responsible for accounting and finance matters. Mr. Hughes has previously held the position of Senior Vice President, Chief Accounting Officer at ServiceSource International, Inc., Vice President, Corporate Controller at CRC Health Group, and Senior Manager at Ernst & Young. Mr. Hughes holds a Bachelor of Science and Master of Science in Accounting from the University of North Texas and is a Certified Public Accountant.
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
Board of Directors

Below is information about the members of our Board of Directors as of March 27, 2026:

Name	Age	Position
Craig M. Hurlbert	63	Co-Founder and Executive Chairman
Travis M. Joyner	43	Co-Founder
Kathleen Valiasek	62	President and Chief Executive Officer
Pamela Brewster	56	Principal at Orange Strategies LLC
Michael Molnar	52	Co-Chairman of OnCore Golf
Mark J. Nelson	57	Former Chief Financial Officer and Treasurer of Beyond Meat, Inc.
Matthew Nordby	46	Managing Partner of Flume Ventures
Charles R. Schwab, Jr.	61	Former Managing Partner of Chess Ventures

Item 1A. Risk Factors
RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, operating results and cash flows. Risks that we deem material are described under "Risk Factors" in Item 1A of this report. These risks include, but are not limited to, the following:

•Local Bounti has a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. Local Bounti’s ability to generate revenue is uncertain given Local Bounti's limited operating history. Local Bounti may never achieve or sustain profitability. Local Bounti's business could be adversely affected if it fails to effectively manage its future growth.

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

Risks Related to Local Bounti's Business

Local Bounti has a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. Local Bounti’s ability to generate revenue is uncertain given Local Bounti's limited operating history. Local Bounti may never achieve or sustain profitability. Local Bounti's business could be adversely affected if it fails to effectively manage its future growth.

Given that Local Bounti has limited operating history, its ability to continue to generate revenue is uncertain. Local Bounti believes it will continue to incur net losses for the foreseeable future as it continues its facility expansion and commercial sales of its products. Local Bounti expects to expend substantial resources as it:

•operates its existing facilities;

•identifies and invests in future growth opportunities, including expansion into new markets, development of new or expanded facilities, introduction of new products, and commercialization of new crops;

•begins repayment of its loans with Cargill;

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

Local Bounti will require additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force Local Bounti to delay, limit, reduce or terminate its operations and future growth. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern. If additional financing is available, financing terms may lead to significant dilution of our stockholders’ deficit.

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

Local Bounti expects that its existing cash on hand, projected cash generated from product sales, as well as the additional financing disclosed in Note 18, Subsequent Events, of the Consolidated Financial Statements will be sufficient to fund its planned operating expenses and capital expenditure requirements through at least the next 12 months. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

Local Bounti's build out of new or expanded CEA facilities will be dependent on a number of key inputs and their related costs including materials such as steel, concrete, glass, electrical and mechanical components, and other supplies, as well as electricity and other local utilities. Local Bounti intends to use substantial pre-engineered, pre-fabricated, and standardized components when building our modular facilities. We have developed key partnerships with agricultural and equipment vendors for construction of future CEA facilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact Local Bounti's business, financial condition and operating results. Moreover, volatile economic conditions may make it more likely that our suppliers and manufacturers may be unable to deliver supplies on time or at all, and there is no guarantee that we will be able to locate alternative suppliers of comparable quality on time and at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to pandemics or other public health crises and geopolitical events, such as the conflict between Russia and Ukraine, the conflict in Israel and the Gaza Strip, the current political situation in Venezuela and instability in the Middle East, and limit our ability to procure timely delivery of supplies or finished goods and services. At times, we rely on local contractors for the building of our CEA facilities, which could make us susceptible to local economic risks. If Local Bounti or its contractors encounter unexpected costs, delays or other problems in building any CEA facility, Local Bounti's financial position and ability to execute on its growth strategy could be negatively affected. Any inability to secure required materials and services to build out such facility, or to do so on appropriate terms, could have a materially adverse impact on Local Bounti's business, financial condition and operating results. Local Bounti may also face unexpected delays in obtaining the required governmental permits and approvals in connection with the build-out of its planned facilities which could require significant time and financial resources and delay its ability to operate these facilities.

The costs to procure such materials and services to build new or expanded facilities may fluctuate widely based on the impact of numerous factors beyond Local Bounti's control, including international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods. For example, COVID-19 and its variants in the past impacted worldwide economic activity. Constrained access to materials and services required for Local Bounti to construct and commission new facilities could lead to increased costs or delays that could materially and adversely affect Local Bounti's business.

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

Market opportunity estimates and growth forecasts, including those Local Bounti has generated itself, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Variables that go into the calculation of Local Bounti's market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase Local Bounti's products at all or generate any particular level of revenue for Local Bounti. Any expansion in Local Bounti's market depends on a number of factors, including the cost and perceived value associated with its product and those of its competitors. Even if the market in which Local Bounti competes meets the size estimates and growth forecasts, Local Bounti's business could fail to grow at the rate it anticipates, if at all. Local Bounti's growth is subject to many factors, including success in implementing its business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of Local Bounti's future revenue or growth prospects.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP. In the past, we have identified material weaknesses in our internal control over financial reporting. If we identify material weaknesses in the design or operating effectiveness of our internal control over financial reporting in the future, these weaknesses could result in material misstatements to our annual or interim Consolidated Financial Statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Local Bounti is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company's independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Local Bounti's financial reports, the market price of the common stock could be adversely affected and the Company could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Local Bounti's credit facility with Cargill Financial is secured by all of the Company's and its subsidiaries' assets, including their intellectual property. Additionally, the definitive documentation for the credit facilities states that if Local Bounti defaults on its obligations, Cargill Financial could foreclose on all Local Bounti assets, which would materially harm Local Bounti's business, financial condition and results of operations. The pledge of these assets and other restrictions may also limit Local Bounti's flexibility in raising capital for other purposes. Because all of Local Bounti's assets are pledged under the credit facility, Local Bounti's ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on Local Bounti's financial flexibility in planning for, and reacting to, changes in business conditions. Further, there are numerous conditions precedent to drawing down remaining amounts available under the credit facility, including that amounts remaining to be drawn are at Cargill Financial's discretion. If we are unable to meet these conditions precedent, we may not be able to draw down funds available under the facilities, which could materially and adversely affect our business and operations. See Note 7, Debt, of the Consolidated Financial Statements for more information about the credit facility. In addition, a failure to comply with the provisions of our credit facilities could result in a default or an event of default that could enable Cargill Financial to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our credit facilities is accelerated, our assets may be insufficient to repay such amounts in full, and our stockholders could experience a partial or total loss of their investment, and we could be forced into bankruptcy or liquidation.

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

We own patents, trademarks and other proprietary rights that are important to our business. Our operations use intellectual property that is patented, and our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers. We believe that the protection of our patents, trademarks, copyrights and domain names is important to our success. Local Bounti has also invested a significant amount of money in establishing and promoting its trademarked brand. Since inception, we have filed several patents protecting various features of our growing technology, including a patent that has been issued for our Stack & Flow Technology®. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain our competitive position. We believe our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including patents, trademarks and copyrights.

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

Local Bounti’s use of artificial intelligence presents risks and challenges that could adversely affect its business.

We are increasingly exploring, developing and deploying artificial intelligence (“AI”), machine learning and advanced data analytics across our CEA operations, including for climate and irrigation control, crop planning and yield optimization, inventory forecasting, logistics and distribution, equipment monitoring, predictive maintenance, quality control, food safety monitoring, and supply chain planning. For example, we utilize AI at all of our Stack & Flow Technology‑enabled facilities to analyze plant growth data together with environmental data to identify patterns that drive improved consistency and yield. Our AI systems are intended to support, and not replace, human oversight and decision making, and our personnel remain responsible for reviewing and implementing AI-generated analyses and recommendations; however, human review may not identify all errors, anomalies or unintended outputs. These technologies are rapidly evolving, may not function as intended in our operating environment and could introduce new or unanticipated risks. Any failure of our AI systems—or the third‑party tools, models, sensors, datasets and cloud services on which they depend—to operate reliably, securely and as designed could adversely affect crop quality and yields, disrupt production, increase waste, raise energy or input consumption, increase operating costs or lead to product quality issues or food safety incidents.

Local Bounti’s use of AI depends on large volumes of operational, environmental, supplier and customer data, as well as third‑party datasets. If we are unable to obtain, maintain and govern high‑quality data in a compliant manner, the performance of our AI systems could degrade. We may face heightened cybersecurity risks because AI tools can expand our attack surface, be used by threat actors to develop more sophisticated attacks or inadvertently expose confidential or proprietary information through model training or prompts. Unauthorized access to our models, training data or control systems, or misuse of generative AI tools by personnel or vendors, could compromise trade secrets and proprietary growing methodologies, disrupt facilities or result in personal data incidents. Any such event could adversely affect our reputation and expose us to legal liability or regulatory risk.

The legal and regulatory framework governing AI is rapidly developing and varies across jurisdictions. Local Bounti may not be able to adequately anticipate or respond to these evolving laws and regulations. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our current or future use of AI and such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

As the use of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. In addition, public and regulatory focus on ethical use and data privacy concerns regarding AI could lead to reputational damage if we fail, or are perceived to fail, to align with societal expectations or regulatory standards relating to the use of AI. As such, we expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues that may arise as a result of any of the foregoing.

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

•Consumer Preferences. Local Bounti's current products include loose leaf and living lettuce and pre-packaged salads. There is no guarantee that these products will continue to be demanded by consumers, or that consumers will prefer the products produced by Local Bounti versus competitors. Consumer trends toward crops with lower yields or at lower price points may adversely affect Local Bounti's financial performance. If Local Bounti expands its product offerings to include other produce, it will similarly be impacted by consumer preferences for such products.

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

Political issues and considerations, including tariffs, could have a significant effect on Local Bounti's business.

There is continuing uncertainty with respect to, among other things, legislation, regulation and government policy at the federal, state and local levels. Developments that may adversely affect Local Bounti include, but are not limited to, changes to trade and industrial policy (including tariffs, import restrictions and customs enforcement), modifications to existing trade agreements, adjustments to federal and state tax laws and regulations, evolving public company reporting and corporate governance requirements, climate- and sustainability-related disclosure and compliance obligations, environmental, health, safety and food labeling standards and enhanced antitrust enforcement, including in labor markets. Any changes in the political issues and considerations may have a negative impact on Local Bounti's business, its financial condition and results of operations could be adversely affected.

Changes in global trade policy could adversely affect our business.

Trade policy remains fluid in the United States and abroad. Uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments, could adversely affect our business and financial performance. For example, the United States‑Mexico‑Canada Agreement (“USMCA”) is subject to a joint “sunset” review in 2026 that could result in amendments, extensions or uncertainty during the review process and, depending on the outcome, could affect the USMCA’s long‑term continuation. In addition, evolving U.S.-Mexico trade dynamics—including potential tariff actions, use of USMCA dispute‑resolution mechanisms (such as labor or energy‑sector disputes), heightened customs, agricultural inspections at the border, transportation and trucking restrictions, product‑specific standards or labeling rules and changes to tax and regulatory policy in either country—could disrupt cross‑border supply chains, increase input and logistics costs, delay deliveries, limit market access, impair our ability to timely serve customers (including retail distribution centers) in the region, and adversely affect demand and pricing for our products. Any trade dispute between the United States and Mexico may have negative effects on the Mexican economy, the exchange rate, inflation and economic prospects, which will in turn negatively affect our business and results of operations.

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

As of December 31, 2025, we had approximately $373.8 million of federal and state NOL carryforwards available to reduce future taxable income. These NOL carryforwards can be indefinitely carried forward by the Company, but the deductibility of such NOLs and certain tax credits in any given year is usually limited and may be further limited by Section 382 of the Internal Revenue Code (the “Code”). In general, under Section 382, a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset future taxable income. During the year ended December 31, 2021, we experienced changes in our share ownership as a result of the merger of Legacy Local Bounti into Leo Holdings III Corp in November 2021, which limit the future use of our NOLs pursuant to Section 382 of the Code. Also, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2025, even if we attain profitability, which could adversely affect our cash flows and results of operations.

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

Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards. On February 5, 2026, we received a written notice (the "Notice") from the NYSE that we were not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual (the “Minimum Market Capitalization Standard”) because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders' equity (deficit) was less than $50 million. Subsequently, we submitted a plan setting forth the actions we are taking that are designed to regain compliance with the Minimum Market Capitalization Standard within nine months of receipt of the Notice (the “Market Capitalization Cure Period”). Our common stock continues to be listed and traded on the NYSE during the Market Capitalization Cure Period, subject to compliance with other NYSE continued listing standards and continued quarterly review by the NYSE of our progress with respect to the plan. We can provide no assurances that we will be able to satisfy any of the steps outlined above and maintain the listing of our common stock on the NYSE.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. The Audit Committee of our Board is responsible for the oversight of risks from cybersecurity threats. The Audit Committee periodically receives an overview of our cybersecurity activities from management. Material cybersecurity threat risks may also be considered during separate Board discussions of important matters such as enterprise risk management, budgeting, and other relevant matters.

Our cybersecurity risk management and strategy processes are led by our CIO, who reports directly to our President and Chief Executive Officer. Our CIO meets with the Audit Committee of our Board as part of the governance process described above. This individual has prior work experience in various roles involving managing information security and risk management, developing cybersecurity strategies, and implementing cybersecurity programs. The IT subject matter experts meet quarterly to review the cybersecurity framework provided by the National Institute of Standards and Technology and evaluate current cybersecurity processes and procedures.

Item 2. Properties
Our principal executive offices are located in Hamilton, Montana. In addition, we have CEA facilities in Washington, California, Georgia, and Texas. The table below sets forth certain information regarding these properties as of December 31, 2025:

Facility Type/Use	Location	Owned/Leased*	Size (sq. ft.)
Montana Headquarters	Hamilton, MT	Leased	93,544
Vacant Land for Future Production Facility	Hamilton, MT	Owned	874,685
Carpinteria Production Facility	Carpinteria, CA	Leased	558,000
Oxnard Production Facility	Oxnard, CA	Leased	663,000
Georgia Production Facility	Byron, GA	Owned	347,269
Texas Production Facility	Mount Pleasant, TX	Owned	459,158
Washington Production Facility	Pasco, WA	Owned	244,101
_____________________

*Owned facilities are subject to a first-priority lien under the Credit Agreement with Cargill Financial.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2025	0	—	—	—
November 1 - November 30, 2025	66,222	$2.46	—	—
December 1 - December 31, 2025	0	—	—	—
Total	66,222	$2.46	—	—
_____________

(1) Reflects 66,222 shares of our common stock surrendered to the Company in November 2025 by a former employee in connection with the former employee’s separation from employment. The surrendered shares consisted of vested restricted stock awards and shares issued upon settlement of restricted stock units. The Company accepted the surrendered shares as consideration for full repayment of an outstanding loan previously made to the former employee to cover tax obligations arising from restricted stock awards following a revaluation of our common stock. These purchases were not made pursuant to any publicly announced plan or program.

(2) Represents the closing price of the common stock on NYSE on November 13, 2025. Such price was used to determine the number of shares to be surrendered as consideration for full repayment of the outstanding loan described in footnote (1) above.

Market Information
Our common stock is listed on the NYSE under the trading symbol "LOCL."
Holders of Common Stock
As of December 31, 2025, there were 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Company Overview
Local Bounti is a controlled environment agriculture ("CEA") company that produces sustainably grown produce, focused primarily on living lettuce, salad kits, and loose leaf lettuce. Founded in 2018 and headquartered in Hamilton, Montana, Local Bounti utilizes its patented Stack & Flow Technology® to grow healthy food sustainably and affordably. Our proprietary process is a hybrid growing approach, utilizing vertical farming in early plant growth, followed by greenhouse farming for final grow out. We designed our Stack & Flow Technology to give our products exactly what they need at every step of their growth cycle. Our goal is to grow in an environmentally sustainable manner that not only increases harvest efficiency and enhances unit economics, but also limits water usage and reduces the carbon footprint of the production and distribution process. Controlling the environmental conditions in both the 'Stack' and 'Flow' components of our growing system helps to ensure healthy, nutritious, and consistent products that are non-genetically modified organisms ("non-GMO"). We use 90% less water, 90% less land, and significantly less pesticides and herbicides than traditional outdoor agriculture operations.

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019, reached commercial operation by the second half of 2020, and now acts as a corporate headquarters without active commercial operations. The Company is currently evaluating the future commercial use of its Montana facility because we no longer have additional capacity at other facilities. Management is exploring various utilization options, including supporting capacity needs within the Company’s existing network as well as potential third-party commercial arrangements. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete's. Through the Pete's Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility initially became operational in July 2022 and was significantly expanded in 2023. In 2024, we completed construction on two new facilities in Washington and Texas.

We distribute our products to approximately 13,000 retail locations across 35 U.S. states, primarily through direct relationships with blue-chip retail customers, including Albertsons, Sam's Club, Kroger, Target, Walmart, Whole Foods, Brookshire's, and H-E-B. Our primary products include living butter lettuce – for which we are a leading provider with an approximate 80% share of the CEA market within the Western U.S. – as well as packaged leafy greens and cress.

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

Product Development

The launch of our family-sized 10-ounce Romano Caesar Salad Kit in the Pacific Northwest continues to build momentum with consumers at retail — the kit realized a 75% increase in its baseline velocity (units sold per store per week) during the fourth quarter.

We continue to pursue growth of our arugula offering following its successful launch at both our Washington and Texas facilities in early 2025. Conventional arugula is often unreliable and insufficient and is a category that we believe we can continue to address through leveraging our baby leaf capabilities.

Distribution

We currently service approximately 13,000 retail doors and expanded our retail presence in select southern markets with a new national retailer in the fourth quarter. During the first quarter of 2026, we secured two additional accounts that are expected to launch in the coming months – a large premier retail customer covering more than 250 stores with a six SKU placement rollout and a large regional retailer.

Commercial Facilities Update

Yield Enhancement

We continue to advance our yield improvement and cost reduction initiatives across our facility network. Tower upgrades were completed at each of our facilities during the fourth quarter, which resulted in enhanced production efficiency and an approximate 10% increase in run-rate yield capacity to reach our highest yields to date.

We are also making select investments in our California facilities to improve operational efficiency, which we believe can improve yields by as much as 20%, resulting in increased throughput and enhanced margins.

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

Intellectual Property

In February 2026, we were issued U.S. Patent No. 12,557,741, titled "Optimizing Growing Process in a Hybrid Growing Environment Using Computer Vision and Artificial Intelligence." The patent covers our proprietary methods for using computer vision, machine learning, and automated environmental controls to optimize plant growth across our hybrid vertical and greenhouse growing phases. This is a significant milestone that strengthens the competitive moat around our patented Stack & Flow Technology platform and underscores our technology leadership in controlled environment agriculture. We have been deploying these capabilities across all of our Stack & Flow Technology–enabled facilities with tangible results, using AI-driven analysis of plant growth and environmental data to drive improved consistency and yield.

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

Derivatives

On March 28, 2023, we entered into a Sixth Amendment to the Original Credit Agreements with Cargill Financial. In connection with the Sixth Amendment, we issued Cargill Financial 5.4 million warrants with a per-share exercise price of $13.00 and a five-year term expiring March 28, 2028 (the “March 2023 Cargill Warrant”). On January 23, 2024, we amended the March 2023 Cargill Warrant to reduce the exercise price from $13.00 to $6.50 per share (see Note 7, Debt, of the Consolidated Financial Statements for additional information). The initial $25.7 million fair value of the March 2023 Cargill Warrant was recorded as additional debt discount and a derivative liability in the "Warrant liability" line item of the Consolidated Balance Sheets.

Subsequently, in connection with the Eleventh Amendment to the Original Credit Agreements, we entered into additional amendments to existing warrants held by Cargill Financial (the “Cargill Warrant Amendments”). These amendments applied to (i) the March 2023 Cargill Warrant (the “Cargill Base Warrant”) and (ii) the warrants issued to Cargill Financial on November 21, 2021 (the “Cargill 2021 Warrants,” and together with the Base Warrant, the “Cargill Original Warrants”). The Cargill Warrant Amendments (a) reduced the exercise price of the Cargill Original Warrants to $4.00 per share of common stock, (b) extended the expiration date of each warrant to eight years from the closing date of the Eleventh Amendment, and (c) amended and restated the Cargill 2021 Warrants so that its terms conform to the form of the Cargill Base Warrant. The Cargill Original Warrants and the Cargill Amended Warrants cover the same aggregate number of shares, representing the right to purchase up to 5,408,145 shares of our common stock.

Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the Cargill Original Warrants are accounted for at fair value until settled through exercise or expiration and is classified as a derivative warrant liability in the Consolidated Balance Sheets at December 31, 2025 and 2024, in accordance with ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.

On August 1, 2025, we entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, pursuant to which the Company issued (i) a $10.0 million convertible note (the “Note”) and (ii) a common stock purchase warrant to acquire 550,000 shares of our common stock at an exercise price of $0.125 per share (the “U.S. Bounti Warrant”). The U.S. Bounti Warrant is exercisable upon issuance and expires on August 1, 2035. Similar to the Cargill Original Warrants, the Company determined that the U.S. Bounti Warrant does not meet the indexation or equity classification criteria under ASC 815 and therefore requires liability classification. The initial $1.5 million fair value of the U.S. Bounti Warrant was recorded as additional debt discount and a derivative liability in the "Warrant liability" line item of the Consolidated Balance Sheets.

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

We utilize a Black-Scholes option pricing model (“Black-Scholes model”) to estimate the fair value of the Cargill Original Warrants and the U.S. Bounti Warrant at each reporting date. The application of the Black-Scholes model involves significant assumptions and estimates, including the risk-free interest rate, expected volatility, remaining contractual term, dividend yield, any applicable discounts for exercise restrictions, and the fair value of our common stock. Any significant adjustments to these unobservable inputs would directly impact the fair value of the related warrant liabilities. Because the valuation of these derivative warrant instruments incorporates unobservable inputs, including those used to determine expected volatility, the fair value measurements are classified as Level 3 within the fair value measurement hierarchy.

Both the Cargill Amended Warrants and the U.S. Bounti Warrant will continue to be remeasured at fair value each period until exercised or expired. Any significant changes to the underlying valuation assumptions may result in material volatility in the “Change in fair value of warrant liability” line item in the Consolidated Statements of Operations.

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

On April 4, 2022, the Company acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete’s. As part of the acquisition, the Company recognized identifiable intangible assets, including, among other intangibles, the Pete’s trade name.
As of December 31, 2025, the Company is no longer using the Pete’s trade name in its line of products. Because the Pete’s trade name is no longer in use, management concluded that the related trade name intangible asset's carrying value was no longer recoverable. Accordingly, the related trade name intangible asset was written off in full during the third quarter of 2025, resulting in an impairment charge of $3.7 million. The impairment charge is included in "General and administrative" expenses in the Consolidated Statements of Operations for the year ended December 31, 2025.

The Company did not recognize any other impairment of long-lived assets for the years ended December 31, 2025 and 2024.

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Sales	$48,365	$38,138	10,227	27%
Cost of goods sold(1)(2)	42,505	34,048	8,457	25%
Gross profit	5,860	4,090	1,770	43%
Operating expenses:
Research and development(1)(2)	25,575	22,287	3,288	15%
Sales and marketing(1)(2)	9,143	7,893	1,250	16%
General and administrative(1)(2)	33,769	32,878	891	3%
Total operating expenses	68,487	63,058	5,429	9%
Loss from operations	(62,627)	(58,968)	(3,659)	6%
Other income (expense):
Change in fair value of warrant liability	(3,358)	811	(4,169)	(514)%
Interest expense, net	(32,167)	(58,923)	26,756	45%
Other income (expense), net	3,773	(2,822)	6,595	234%
Net loss	$(94,379)	$(119,902)	25,523	21%

(1) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cost of goods sold	$124	$73	51	70%
Research and development	232	274	(42)	(15)%
Sales and marketing	441	(13)	454	3492%
General and administrative	4,394	3,014	1,380	46%
Total stock-based compensation expense, net of amounts capitalized	$5,191	$3,348	1,843	55%

(2) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cost of goods sold	$8,142	$6,137	2,005	33%
Research and development	9,933	7,631	2,302	30%
Selling, general and administrative	5,122	5,103	19	—%
Total depreciation and amortization	$23,197	$18,871	4,326	23%

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our facilities. Sales increased by $10.2 million to $48.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due to increased production and growth in sales from our facility in Georgia and sales from our new facilities in Texas and Washington, which began shipping and selling products in the second quarter of 2024.

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

Cost of goods sold increased by $8.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, due primarily to production ramp-up at our new Texas and Washington facilities and increased production at our Georgia facilities.

Research and Development
Research and development expenses primarily consist of costs associated with the ongoing development, improvement, testing, alteration, and refinement of our product offerings, production lines, manufacturing processes, growing techniques, and post-harvest packaging methods. Our research and development efforts focus on enhancing each facility’s indoor environmental controls, growing recipes, and refining Stack & Flow Technology processes, all aimed at meeting facility design and production yield specifications. Additionally, we also focus on the development of new leafy green product offerings, value-added products such as Grab & Go Salads, and new crops, including arugula and berries.

Research and development costs increased by $3.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is driven primarily by the additional development of our production, harvesting, and post-harvest packaging techniques and processes, including production surplus costs, related to the development and testing of our commercial-scale Stack & Flow Technology and production processes at the Washington, Texas, and Georgia facilities.

Sales and Marketing

Sales and marketing expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our sales and marketing teams, transportation and delivery costs, marketing, and advertising, among others.

Sales and marketing costs increased by $1.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by an increase of $0.6 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales, an increase of $0.5 million in stock-based compensation, and a $0.2 million increase in salaries, benefits, and payroll-related expenses. This was partially offset by a decrease of $0.2 million in marketing and advertising costs. The remaining difference is due to individually immaterial differences.

General and Administrative

General and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, and human resources teams, expenses for third-party professional services, insurance, computer hardware and software, and amortization of intangible assets, among others.

General and administrative expenses increased by $0.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by an impairment charge of $3.7 million related to Pete's trade name and an increase in stock-based compensation of $1.4 million, which was partially offset by a decrease of $1.7 million in salaries, benefits, and payroll-related expenses, a decrease of $1.4 million in loss on disposal of assets, and a decrease of $0.9 million in professional fees. The remaining difference is due to individually immaterial differences.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability includes the mark-to-market adjustments to the Cargill Amended Warrants liability and the initial issuance and subsequent mark-to-market adjustments to the U.S. Bounti Warrant liability to reflect their fair value as of the end of the reporting period. The increase in fair value of the warrant liability is primarily due to the Eleventh Amendment entered into on March 31, 2025, which amended the Cargill Original Warrants by decreasing the per share exercise price of the Cargill Original Warrants from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033 and the issuance of the U.S. Bounti Warrant in connection with the issuance of a convertible note with an initial principal balance of $10.0 million on August 1, 2025. The issuance of the U.S. Bounti Warrant and the change in terms of the Cargill Amended Warrants increased the value of the warrants and the related liability for year ended December 31, 2025. Additional increase in the value of the warrants for the year ended December 31, 2025 is primarily due to a net increase in our closing stock price at December 31, 2025 compared to the closing stock price on the prior measurement date of December 31, 2024. The period-end close stock price is a key input to the Black-Scholes model we use to measure and estimate the fair value of the warrant at the end of each reporting period.

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

Interest expense, net decreased by $26.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease is primarily due to a decrease in the principal amount outstanding under the Senior Facility and a reduction in the contractual interest rate as a result of the Eleventh Amendment, which decreased interest expense by $27.1 million, net of interest capitalized, over the prior year period.

Other (expense) income, net

Other (expense) income, net for the year ended December 31, 2025 consists primarily of the release of a multi-year special indemnity escrow established in connection with the Pete's Acquisition. The escrow secured certain specified indemnification obligations (including water rights-related representations) and was released upon mutual settlement of the escrow agreement with the former Pete's shareholders, resulting in a one-time, non-operating gain.

Other (expense) income, net for the year ended December 31, 2024 consists primarily of a $3.0 million write-off of financing fees related to unsuccessful efforts in raising additional capital during the year ended December 31, 2024.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At December 31, 2025, we had an accumulated deficit of $517.6 million and cash and cash equivalents and restricted cash of $10.7 million.

As of December 31, 2025, the principal amount due under our credit facilities with Cargill Financial totaled $302.0 million, none of which is classified as current. In addition, the Company has an outstanding convertible note for $10.0 million to U.S. Bounti, LLC, none of which is classified as current. The debt agreements with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

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

Cargill Loans

As of December 31, 2025, a total of $302.0 million of principal was outstanding on the Senior Facility. The Senior Facility is included in "Long-term debt, net" on the Unaudited Condensed Consolidated Balance Sheets. The Eleventh Amendment, as described in Note 7, Debt, to the Unaudited Condensed Consolidated Financial Statements, resulted in a lower principal balance and a reduced interest rate. In addition, a debt premium recorded in connection with the amendment will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

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

At all times after March 31, 2031, interest shall be payable only in cash on the first business day after each calendar quarter end. Additionally, beginning in the fourth quarter of 2027, 50% of the free cash flow (as defined in the Eleventh Amendment) generated in the preceding quarter must be used for principal repayment on a quarterly basis. The maturity date of the Senior Facility subsequent to the Eleventh Amendment is December 31, 2035.

U.S. Bounti, LLC Convertible Note

On August 1, 2025, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) the Note with an initial principal balance of $10.0 million and (ii) the U.S. Bounti Warrant pursuant to which U.S. Bounti, LLC has the right to purchase and acquire 550,000 shares of our common stock at $0.125 per share. The Note has a maturity date of August 1, 2030 and carries a 6.0% annual interest rate, with interest added to the Note balance twice a year through the end of 2028.

The Note can be converted into our common stock at $2.50 per share (the "Conversion Price"). Conversion of the full initial principal amount of the Note would result in the issuance of 4.0 million shares of our common stock, with additional shares possible from accrued interest. On August 1, 2029, 50% of the Note will automatically convert into shares of our common stock at the Conversion Price. The remaining 50% of the Note will automatically convert into shares of our common stock at the Conversion Price on the maturity date of the Note. The Note is subordinated to obligations under the Company’s Senior Facility.

From time to time after August 1, 2028, interest may be payable quarterly in arrears in cash, commencing December 31, 2028, if certain conditions are met. As no interest payments are due in the next twelve months, the accrued interest has been classified within "Accrued interest, noncurrent" on the Unaudited Condensed Consolidated Balance Sheets.

Financing Obligations

We have three financing obligations related to sale leaseback transactions that did not qualify for sales treatment of the underlying assets. For more information about our financing obligations, see Note 8, Financing Obligations, of the Consolidated Financial Statements. The following table summarizes future aggregate financing obligation payments by fiscal year:

Financing Obligation
(in thousands)
2026	$6,188
2027	6,456
2028	5,439
2029	5,584
2030	5,734
Thereafter	110,214
Total financing obligation payments	139,615

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(30,336)	$(27,061)
Net cash used in investing activities	(11,589)	(82,454)
Net cash provided by financing activities	45,178	100,086
Cash and cash equivalents and restricted cash at beginning of year	7,466	16,895
Cash and cash equivalents and restricted cash at end of year	$10,719	$7,466

Net Cash Used In Operating Activities

Net cash used in operating activities was $30.3 million for the year ended December 31, 2025, primarily due to a net loss of $94.4 million. This was partially offset by non-cash activities of $30.9 million in paid-in-kind interest, $19.9 million in depreciation expense, $5.2 million in stock-based compensation expense, net of amounts capitalized, $3.7 million of intangible asset impairment, $3.4 million related to the change in fair value of warrant liability, $3.3 million in amortization expense, $2.2 million in amortization of debt issuance costs, $0.3 million in loss on disposal of property and equipment, and a $0.3 million net increase of cash from changes in assets and liabilities. These amounts were partially offset by $5.7 million of non-cash amortization of debt premium.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $11.6 million for the year ended December 31, 2025, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net cash used in investing activities was $82.5 million for the year ended December 31, 2024, due primarily to purchases of equipment and other items for the Washington, Georgia, and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $45.2 million for the year ended December 31, 2025, comprised of $20.9 million of proceeds from the issuance of Series A Preferred Stock, $10.5 million of proceeds from the issuance of debt, $9.9 million of proceeds from the issuance of the U.S. Bounti, LLC convertible note, $3.5 million from the issuance of common stock, and $1.6 million of proceeds from a financing obligation related to certain greenhouse and conveyor equipment located in the Company's Texas facility.

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

To the Board of Directors and Shareholders of
Local Bounti Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Local Bounti Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

We have served as Local Bounti Corporation's auditor since 2021.

Whippany, New Jersey

March 27, 2026

PCAOB ID Number 100

LOCAL BOUNTI CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$4,233	$937
Restricted cash	6,486	6,529
Accounts receivable, net	2,203	2,282
Inventory, net	7,419	6,814
Prepaid expenses and other current assets	1,686	2,261
Total current assets	22,027	18,823
Property and equipment, net	357,427	370,978
Finance lease right-of-use assets, net	214	277
Operating lease right-of-use assets, net	47	73
Intangible assets, net	30,778	37,783
Other assets	—	101
Total assets	$410,493	$428,035

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$11,782	$16,987
Accrued liabilities	3,653	18,082
Short-term debt	—	20,205
Financing obligation	762	51
Operating lease liabilities	32	30
Finance lease liabilities	81	81
Total current liabilities	16,310	55,436
Long-term debt
Principal amount	312,250	447,718
Plus: Debt premium, net of amortization	172,368	—
Less: Debt discount, net of amortization	(1,498)	—
Less: Unamortized deferred financing costs	—	(31,141)
Long-term debt, net	483,120	416,577
Accrued interest, noncurrent	14,515	—
Financing obligation, noncurrent	51,342	49,856
Operating lease liabilities, noncurrent	25	57
Finance lease liabilities, noncurrent	155	206
Warrant liabilities	11,262	6,403
Total liabilities	576,729	528,535

Commitments and contingencies (Note 16)

Stockholders' deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 22,223,800 and 8,656,122 issued and outstanding as of December 31, 2025 and 2024, respectively	2	1
Additional paid-in capital	351,371	322,729
Accumulated deficit	(517,609)	(423,230)
Total stockholders' deficit	(166,236)	(100,500)
Total liabilities and stockholders' deficit	$410,493	$428,035

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Sales	$48,365	$38,138
Cost of goods sold(1)(2)	42,505	34,048
Gross profit	5,860	4,090
Operating expenses:
Research and development(1)(2)	25,575	22,287
Sales and marketing(1)(2)	9,143	7,893
General and administrative(1)(2)	33,769	32,878
Total operating expenses	68,487	63,058
Loss from operations	(62,627)	(58,968)
Other income (expense):
Change in fair value of warrant liabilities	(3,358)	811
Interest expense, net	(32,167)	(58,923)
Other income (expense), net	3,773	(2,822)
Net loss	(94,379)	(119,902)
Less: Deemed dividend to preferred stockholders	403	—
Net loss attributable to common stockholders	$(94,782)	$(119,902)

Net loss applicable to common stockholders per common share:
Basic and diluted	$(5.61)	$(14.14)
Weighted average common shares outstanding:
Basic and diluted	16,895,925	8,480,247

(1) Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2025	2024
Cost of goods sold	$124	$73
Research and development	232	274
Sales and marketing	441	(13)
General and administrative	4,394	3,014
Total stock-based compensation expense, net of amounts capitalized	$5,191	$3,348

(2) Amounts include depreciation and amortization as follows:

	Year Ended December 31,
	2025	2024
Cost of goods sold	$8,142	$6,137
Research and development	9,933	7,631
Selling, general and administrative	5,122	5,103
Total depreciation and amortization	$23,197	$18,871
See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2023	8,311,237	$1	$318,600	$(303,328)	$15,273
Vesting of restricted stock units, net	344,885	—	—	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(119,902)	(119,902)
Balance, December 31, 2024	8,656,122	1	322,729	(423,230)	(100,500)
Issuance of common stock for PIPE Investment, net of issuance costs	1,771,586	—	3,477	—	3,477
Deemed dividend to Series A Preferred Stock	—	—	(403)	—	(403)
Conversion of Series A Preferred Stock to common stock	10,728,414	1	21,407	—	21,408
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	1,067,678	—	(1,382)	—	(1,382)
Stock-based compensation	—	—	5,543	—	5,543
Net loss	—	—	—	(94,379)	(94,379)
Balance, December 31, 2025	22,223,800	$2	$351,371	$(517,609)	$(166,236)

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(94,379)	$(119,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,892	15,301
Amortization	3,305	3,570
Stock-based compensation expense, net of amounts capitalized	5,191	3,348
Allowance for expected credit losses	17	(103)
Inventory allowance	(12)	498
Loss on disposal of property and equipment	264	1,651
Change in fair value of warrant liability	3,358	(811)
Paid-in-kind interest	30,947	50,283
Amortization of debt premium	(5,679)	—
Amortization of debt issuance costs	2,204	8,401
Write-off of financing fees	—	1,228
Interest expense on financing obligation	601	682
Intangibles impairment	3,700	—
Changes in operating assets and liabilities:
Accounts receivable	62	899
Inventory	(593)	(3,102)
Prepaid expenses and other current assets	412	544
Other assets	101	(28)
Accounts payable	1,538	6,643
Operating lease liabilities	(3)	(25)
Finance lease liabilities	63	37
Accrued liabilities	(1,325)	3,825
Net cash used in operating activities	(30,336)	(27,061)

Investing Activities:
Purchases of property and equipment	(11,589)	(82,454)
Net cash used in investing activities	(11,589)	(82,454)

Financing Activities:
Proceeds from financing obligation	1,596	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	20,938	—
Proceeds from issuance of common stock, net of issuance costs	3,543	—
Proceeds from issuance of debt, net of issuance costs	10,468	100,113
Proceeds from issuance of convertible note, net of debt issuance costs	9,900	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(1,216)	—
Principal payment on finance lease liabilities	(51)	(27)
Net cash provided by financing activities	45,178	100,086
Net increase (decrease) in cash and cash equivalents and restricted cash	3,253	(9,429)
Cash and cash equivalents and restricted cash at beginning of period	7,466	16,895
Cash and cash equivalents and restricted cash at end of period	$10,719	$7,466

Reconciliation of cash, cash equivalents, and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$4,233	$937
Restricted cash	6,486	6,529
Total cash and cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$10,719	$7,466

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,044	$5,545

Non-cash investing and financing activities:
Conversion of Series A Preferred Stock to common stock	$21,408	$—
Accrued interest capitalized to debt	$30,697	$50,283
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,337	$7,243
Non-cash transfer from property and equipment, net to other assets	$—	$1,228
Stock-based compensation capitalized to property and equipment, net	$352	$781
Non-cash equity settlement on employee receivable	$163	$—

See accompanying Notes to Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
Description of the Business
Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company produces sustainably grown produce, focused primarily on grown living lettuce, salad kits, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements herein.

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

The Company's expectation of generating operating losses and negative operating cash flows in the future, and the need for additional funding to support the Company's planned operations initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales, as well as the financing completed on March 13, 2026, which provided $15.0 million of gross proceeds through the issuance of a convertible note and warrant as disclosed in Note 18, Subsequent Events, will be sufficient to fund the Company's operations for at least 12 months from the issuance date of the accompanying Consolidated Financial Statements and alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.

Change in Presentation
In the Consolidated Statements of Operations for the twelve months ended December 31, 2025 and 2024, the Company has revised the presentation of operating expenses to separately present "Sales and marketing" and "General and administrative." In prior periods, these expenses were presented on a combined basis as "Selling, general and administrative."
The Company believes this updated presentation provides a more meaningful view of its cost structure and better aligns with how management evaluates financial performance and allocates resources. To facilitate comparison, amounts for the year ended December 31, 2024 have been recast to conform to the current period presentation. This change in presentation had no impact on total operating expenses, loss from operations, net loss, or loss per share for any period presented.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of instruments issued for stock-based compensation, the Cargill Amended Warrants (as defined below), the U.S. Bounti Warrant (as defined below), inventory valuation reserve, impairment analysis for intangible assets, and income taxes, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable include billed receivables and are presented net of an allowance for credit losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing the required allowance, management considers historical losses, current market conditions, customers' financial condition, the age of the receivables, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for credit losses represents the Company's best estimate of the amount of expected credit losses in existing accounts receivable. The allowance for credit losses was nominal at December 31, 2025 and 2024.

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

The Company expensed $3.0 million in financing fees related to unsuccessful efforts in raising additional construction debt financing during the year ended December 31, 2024, which is included in "Other income (expense), net” on the Consolidated Statements of Operations.

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

The Company recognized $0.3 million and $1.7 million of asset disposal losses during the years ended December 31, 2025 and 2024, respectively. These asset disposals were related to certain growing technology systems and equipment that will not be utilized in the Company's current facilities under construction or in future construction projects and were the result of the Company’s assessment of current growing process advancements and the alignment of its technology platform across Company facilities. Loss on disposal is included in "General and administrative” on the Consolidated Statements of Operations.
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
No interest expense was capitalized during the year ended December 31, 2025. During the year ended December 31, 2024, the Company capitalized interest expense of $10.7 million.

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
On April 4, 2022, the Company acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries (the "Pete's Acquisition"), which operated under the name Pete's. As part of the acquisition, the Company recognized identifiable intangible assets, including the Pete’s trade name.
As of December 31, 2025, the Company is no longer using the Pete's trade name in its line of products. Because the Pete's trade name is no longer in use, management concluded that the related trade name intangible asset's carrying value was no longer recoverable. Accordingly, the related trade name intangible asset was written off in full during the third quarter of 2025, resulting in an impairment charge of $3.7 million. The impairment charge is included in "General and administrative" expenses in the Consolidated Statements of Operations for the twelve months ended December 31, 2025.

The Company did not recognize any other impairment of long-lived assets for the years ended December 31, 2025 and 2024.
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
Customer contracts do not include more than one performance obligation. Product prices are based on agreed-upon rates with customers and do not include a financing component or noncash consideration. Also, the Company’s customer contracts do not include variable consideration, and product sales are recorded net of discounts, returns, and promotional allowances. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for discounts, returns, and promotional allowances were not material at December 31, 2025 and 2024.
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
Research and Development
Research and development expenses primarily consist of costs associated with the ongoing development, improvement, testing, alteration, and refinement of the Company's product offerings, production lines, manufacturing processes, growing techniques, and post-harvest packaging methods. The Company's research and development efforts focus on enhancing each facility’s indoor environmental controls, growing recipes, and refining Stack & Flow Technology processes, all aimed at meeting facility design and production yield specifications. Additionally, the Company also focuses on the development of new leafy green product offerings, value-added products such as Grab & Go Salads, and new crops, including arugula and berries.

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
The Company has evaluated the terms and features of its equity-linked instruments and identified certain freestanding warrants that do not meet the criteria necessary to qualify for the derivative scope exception under ASC 815. Due to provisions that could result in the issuance of a variable number of shares upon settlement, these instruments do not meet the fixed-for-fixed criteria required for equity classification. Accordingly, such warrants are accounted for as derivative liabilities and recorded at fair value, with subsequent changes in fair value recognized in earnings each reporting period.

In March 2023, the Company issued warrants to Cargill Financial in connection with amendments to its credit facilities. The initial fair value of the warrants of $25.7 million was recorded as a debt discount to the related credit facilities, with a corresponding warrant liability recorded on the Consolidated Balance Sheets.
On March 31, 2025, in connection with the Eleventh Amendment to the Company’s credit facilities, the Company amended the terms of certain existing warrants held by Cargill Financial, including a reduction in the exercise price and an extension of the contractual term. The amendments did not affect the classification of the warrants.
In August 2025, the Company issued a common stock purchase warrant to U.S. Bounti, LLC (the “U.S. Bounti Warrant”) in connection with the issuance of a convertible note. The U.S. Bounti Warrant provides the holder with the right to purchase 550,000 shares of the Company’s common stock at a fixed exercise price. The Company determined that the U.S. Bounti Warrant does not qualify for equity classification and is required to be accounted for as a derivative liability under ASC 815. The initial fair value of the U.S. Bounti Warrant of $1.5 million was recorded as a debt discount to the related convertible note and is amortized to interest expense over the term of the note using the effective interest method.
The warrant liabilities are presented within the “Warrant liabilities” line item of the Consolidated Balance Sheets. The warrant liabilities are remeasured at fair value each reporting period until the instruments are settled or expire, with changes in fair value recognized in “Change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The fair value of the warrant liabilities is determined using valuation techniques consistent with the Black-Scholes option pricing model, which incorporates assumptions related to the Company’s stock price, expected volatility, expected term, risk-free interest rate, and dividend yield. See Note 7, Debt, and Note 10, Fair Value Measurements, for additional information.
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
Advertising
Advertising expenses are expensed as incurred. The Company incurred advertising expenses of $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. Advertising expenses are included in "Sales and marketing" expense in the Consolidated Statements of Operations.
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
At December 31, 2025, there was one significant customer that accounted for approximately 14% of the Company's accounts receivable. For the year ended December 31, 2025, one customer represented approximately 40% of the Company's revenue.
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

Accounting Pronouncement Recently Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740), which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company adopted ASU 2023-09 for the fiscal year ending December 31, 2025 on a prospective basis. The adoption of this ASU and its impact on related disclosures is reflected in Note 13, Income Taxes.

Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The standard is effective for the Company in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements in ASU 2024-03 can be applied on a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

3. Inventory
Inventory, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Raw materials	$2,686	$2,349
Production	5,655	5,515
Finished goods	317	202
Inventory valuation allowance	(1,239)	(1,252)
Total inventory, net	$7,419	$6,814

4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Machinery, equipment, and vehicles	$119,440	$115,373
Land	19,253	19,253
Buildings and leasehold improvements	262,058	258,864
Construction in progress	4,660	6,039
Less: Accumulated depreciation	(47,984)	(28,551)
Property and equipment, net	$357,427	$370,978
Depreciation expense related to property and equipment was $19.9 million and $15.3 million for the years ended December 31, 2025 and 2024, respectively.

5. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(9,422)	$30,778	12.25
Total:	$40,200	$(9,422)	$30,778
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Value	Remaining Useful Life (Years)
Customer relationships	$40,200	$(6,909)	$33,291	13.25
Trade name	7,400	(2,908)	4,492	4.25
Total:	$47,600	$(9,817)	$37,783

As of December 31, 2025, future amortization expense is expected to be as follows (in thousands):

2026	$2,513
2027	2,513
2028	2,513
2029	2,513
2030	2,513
Thereafter	18,213
Total	$30,778

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Payroll	$642	$631
Production	272	704
Professional services	239	295
Construction	109	46
Interest	1,613	15,293
Other	778	1,113
Total accrued liabilities	$3,653	$18,082
7. Debt
Debt consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Senior Facility	$302,000	$413,359
Debt premium, net of amortization	172,368	—
Convertible note	8,752	—
Subordinated Facility	—	54,564
Unamortized deferred financing costs	—	(31,141)
Total debt	483,120	436,782
Less: Short-term portion	—	(20,205)
Total long-term debt	$483,120	$416,577

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
As further described below, Local Bounti Operating Company LLC and certain subsidiaries entered into subsequent amendments to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements"). Significant amendments to the Original Credit Agreement are further described below. Also, on March 31, 2025, the Company entered into a restructuring agreement and an Eleventh Amendment to the Senior Credit Agreement (the "Eleventh Amendment" and the "Amended Senior Credit Agreement") with Cargill Financial, as further described below.

Sixth Amendment to the Original Credit Agreements
On March 28, 2023, Local Bounti Operating Company LLC and the Company and certain of its subsidiaries entered into a Sixth Amendment to the Original Credit Agreements (the "Sixth Amendment") with Cargill Financial. The Sixth Amendment, among other things, (i) expanded the Facilities from $170.0 million to up to $280.0 million (plus, in each case, interest and fees paid in kind), including capital to fund construction at the Company’s facilities in Georgia, Texas, and Washington, subject to certain conditions and at Cargill Financial's discretion; (ii) allowed for the payment in kind of the quarterly interest payment due and payable for the quarter ending June 30, 2023; and (iii) added a minimum production covenant based on a projected production forecast. In consideration for the improved flexibility and the expanded size of the Facilities, Local Bounti issued Cargill Financial a warrant to purchase 5.4 million shares of the Company's common stock at a per share exercise price of $13.00, with a 5-year term that expires on March 28, 2028 (the "March 2023 Cargill Warrant").
The Company evaluated the before and after cash flow changes resulting from the Fourth, Fifth, and Sixth Amendments and concluded the change in cash flows underlying these cumulative amendments were not significantly different from the cash flows underlying the terms in the Original Credit Agreements; therefore, the Company accounted for these amendments as a modification rather than as an extinguishment. Consequently, the $25.7 million fair value of the March 2023 Cargill Warrant was recorded as an additional debt discount that will be amortized to interest expense over the remaining term of the Amended Credit Agreements. Fees paid to non-lender third parties as a result of the modification have been expensed as incurred.
Eleventh Amendment to the Senior Credit Agreement
On March 31, 2025, the Company, along with certain of its subsidiaries, entered into an Eleventh Amendment to the Original Credit Agreements (the "Tenth Amendment") with Cargill Financial to further amend the Original Credit Agreements. Pursuant to the Eleventh Amendment, (i) $139.0 million of loans outstanding under the Senior Facility, together with all accrued and unpaid interest was cancelled, and (ii) $58.0 million of loans outstanding under the Subordinated Credit Agreement, together with all accrued and unpaid interest, was cancelled, constituting all of the loans and interest outstanding under the Subordinated Credit Agreement. In accordance with the Eleventh Amendment, the aggregate principal amount of loans outstanding under the Senior Facility subsequent to the Eleventh Amendment was $312.0 million. Additionally, in connection with the Eleventh Amendment, the per share exercise price of the Original Warrants (as defined below in Note 10, Fair Value Measurements), was amended from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033.

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

General Provisions of the Senior Facility

Pursuant to the Eleventh Amendment, interest on the Senior Facility will accrue at three-month SOFR plus 2.0%. On April 1, 2031, the interest rate will increase to three-month SOFR plus 6.0%. From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029.
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
At all times after April 1, 2031, interest shall be payable only in cash on the first business day after each calendar quarter ends. Additionally, beginning in the third quarter of 2027, 50% of the free cash flow generated in the preceding quarter must be used for principal repayment on a quarterly basis. The maturity date of the Senior Facility subsequent to the Eleventh Amendment is December 31, 2035.

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

During the term of the Note, the Note will be convertible into shares of the Company's common stock from time to time at the option of U.S. Bounti, LLC, upon delivery on one or more occasions of a written notice to the Company electing to convert all or any portion of the Note Obligations Amount (as defined in the Note). The initial conversion price of the Note is $2.50 per share of the Company's common stock (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, dividends or distributions, recapitalizations or similar transactions. On August 1, 2029, 50% of the Note Obligations Amount will automatically convert into shares of the Company's common stock at the Conversion Price. The remaining 50% of the Note Obligations Amount will automatically convert into shares of the Company's common stock at the Conversion Price on the maturity date of the Note. Notwithstanding the foregoing, however, 50% of the Note Obligations Amount may be payable in cash on August 1, 2029, with the remaining 50% of the Note Obligations Amount repaid in cash on the maturity date of the Note, so long as certain conditions are met as set forth in the Note, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full. Conversion of the full initial principal amount of the Note would result in the issuance of 4,000,000 shares of common stock if converted at $2.50 per share, which amount is subject to increase by any PIK Interest that is added to the outstanding principal under the terms of the Note. The Note is subordinated to obligations under the Company’s Senior Facility.

On October 14, 2025, the Company’s stockholders approved, for purposes of complying with the rules of the NYSE, (i) the issuance of up to 5,131,871 shares of the Company's common stock upon the conversion of the Note, and (ii) the issuance of up to 550,000 shares of the Company's common stock underlying the U.S. Bounti Warrant.

The Company determined that the U.S. Bounti Warrant requires liability classification under ASC 815 and will be remeasured at fair value each reporting period, with changes recognized in earnings. The U.S. Bounti Warrant's initial fair value of $1.5 million was recorded as a debt discount to the $10.0 million Note, and will be amortized to interest expense over the 5-year term of the Note using the effective interest method. See Note 10, Fair Value Measurements, for a discussion of the method used to determine the fair value of the U.S. Bounti Warrant.
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
The transaction did not qualify for sales treatment and subsequent lease accounting due to the leaseback agreement meeting the classification criteria of a finance lease . As such, the transaction is accounted for as a debt financing transaction (a failed sale). Therefore, the assets remain on the Consolidated Balance Sheets, with the proceeds from the transaction and purchases of equipment on behalf of the related party recorded as a financing obligation. In addition, the Company manages the facility and performs maintenance in exchange for a management fee under the property maintenance and management services agreement. The contractual payments for both the lease agreement and property maintenance and management agreement are applied as payments of deemed principal and imputed interest.
The lease agreement does not contain residual value guarantees. The agreement does not contain restrictions or covenants that may result in additional financial obligations. The landlord has the option to construct future improvements on the property; when the improvements are completed, the base rent will increase.
The Company utilized a rate of 11.6% to calculate imputed interest and recognized $1.6 million of interest expense related to the Montana Facility lease for the years ended December 31, 2025 and 2024.

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
The California Facilities Lease provides for an initial term of 25 years, commencing on the Effective Date and expiring on April 30, 2048 ("Initial Term"). Hollandia has four options to extend the Initial Term for separate renewal terms of five years each (together with the Initial Term, the "Lease Term"). Subject to adjustment as set forth in the California Facilities Lease, the combined annual minimum rent payable to STORE during the first year of the Lease Term was an amount equal to $3.2 million (the "Base Annual Rent") with payments made monthly, subject to annual rent increases of three percent (3%) of the Base Annual Rent.
The California Facilities Lease contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for sale and leaseback transactions.
As part of the California Facilities Lease, Hollandia delivered to STORE a letter of credit for approximately $6.5 million as security for the full and faithful performance by Hollandia of the terms, provisions, covenants, and conditions of the California Facilities Lease. In the event of default under the California Facilities Lease, STORE shall have the right to draw on the letter of credit to satisfy any monetary obligations under the California Facilities Lease. The letter of credit will be released after five years, contingent on achieving certain financial metrics as specified in the California Facilities Lease. The $6.5 million for the letter of credit is included in "Restricted cash" on the Consolidated Balance Sheets.
The transaction did not qualify for sale treatment and subsequent lease accounting due to the leaseback agreement meeting the classification criteria of a finance lease As such, the transaction is accounted for as a debt financing transaction (a failed sale). Therefore, the leased assets remain on the Consolidated Balance Sheets and continue to be depreciated over their original estimated useful lives, and the contractual lease payments are allocated between interest expense (as imputed interest) and a repayment of the $35 million financing obligation through April 30, 2048, which is the expiration of the 25-year lease term and the time at which the Company expects control of the leased assets to transfer to STORE.
The Company utilized a rate of 11.1% to calculate imputed interest and recognized $4.0 million of interest expense for the years ended December 31, 2025 and 2024, respectively, related to the California Facilities Lease.
SkyRock Financing Obligation
On December 29, 2025, the Company completed a sale and leaseback transaction with SkyRock Capital relating to certain greenhouse and conveyor equipment located in the Company's Texas facility (the "Texas Equipment"). The total cost of the equipment was approximately $1.6 million, and the Company received total proceeds of approximately $1.6 million in connection with the transaction.
The Company will lease the Texas Equipment for an initial base term of 27 months and the lease includes a purchase option at the end of the lease term capped at 25% of the original equipment cost, which the Company is reasonably certain to exercise.
The agreement with SkyRock Capital contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for sale and leaseback transactions.
The transaction did not qualify for sale leaseback accounting due to the finance leaseback classification prohibiting sale treatment. As such, the transaction is accounted for as a debt financing transaction (a failed sale). Therefore, the leased assets remain on the Consolidated Balance Sheets and will continue to be depreciated over their original estimated useful lives, and the contractual lease payments are allocated between interest expense (as imputed interest) and a repayment of the $1.6 million financing obligation through March 2027.

The following tables summarize the financing obligations and the presentation in the Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)

Amortization of financing obligation assets	$1,873	$2,036
Interest on financing liabilities	5,616	5,545

The following table summarizes future financing obligation payments by fiscal year:

	Texas Equipment Financing Obligation	Montana Facility Financing Obligation	California Facilities Financing Obligation
		(in thousands)
2026	$1,030	$1,655	$3,503
2027	1,160	1,688	3,608
2028	—	1,722	3,717
2029	—	1,756	3,828
2030	—	1,791	3,943
Thereafter	—	19,639	90,575
Total financing obligation payments	2,190	28,251	109,174
Unamortized deferred financing costs	—	—	(202)
Amount representing interest	(594)	(18,451)	(87,649)
Net financing obligation and asset at end of term	—	4,145	15,240
Total financing obligation	$1,596	$13,945	$36,563
9. Leases
The Company has operating leases primarily for facility equipment. The Company also has a financing lease for intra-facility transport vehicles. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and, therefore, are not factored into the determination of lease payments.
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$35	$83
Finance lease cost:
Amortization of right-of-use assets	63	37
Interest on lease obligations	36	24
Short-term lease cost	630	723
Total lease expense	$764	$867
As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for all operating leases was 1.8 years and 7.3%, respectively. As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for all finance leases was 3.4 years and 13.8%, respectively.

As of December 31, 2025, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows:

	Operating Leases	Finance Leases
	(in thousands)	(in thousands)
2026	$35	$86
2027	26	86
2028	—	86
2029	—	29
Total minimum lease payments	61	287
Less: imputed interest	(4)	(51)
Total	$57	$236
10. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring basis according to the valuation techniques the Company uses to determine their fair value:

	December 31, 2025
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$10,531	$—	$—
Liabilities:
U.S. Bounti Warrant	$—	$—	$1,166
Cargill Amended Warrants	$—	$—	$10,096

	December 31, 2024
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$7,448	$—	$—
Liabilities:
Cargill Amended Warrants	$—	$—	$6,403
The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

Cargill Financial Common Stock Purchase Warrant Amendment

In connection with the Eleventh Amendment, the Company entered into amendments for existing warrants held by Cargill Financial (the "Cargill Warrant Amendments") to amend (i) the Common Stock Purchase Warrant, dated March 28, 2023 (the "Cargill Base Warrant") and (ii) the Warrants to Purchase Common Stock, each issued November 21, 2021 (the "Cargill 2021 Warrants" and, together with the Base Warrant, the "Cargill Original Warrants"; the Cargill Original Warrants as amended, the "Cargill Amended Warrants") to (a) amend the exercise price for the Cargill Original Warrants from $6.50 to $4.00 per share of common stock, (b) extend the expiration date to eight years from the closing of the Eleventh Amendment, and (c) amend and restate the Cargill 2021 Warrants to be on the same form as the Cargill Base Warrant. The Cargill Original Warrants were issued by the Company to Cargill Financial to purchase up to an aggregate of 5,408,145 shares of common stock and the aggregate number of shares is the same for the Cargill Amended Warrants. The change in the per share exercise price did not affect the classification of the Cargill Original Warrants. Therefore, the change in fair value of the Cargill Original Warrants will continue to be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liabilities" in the Consolidated Statements of Operations.
The fair value of the liability of the Cargill Amended Warrants is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis (in thousands):

Balance as of December 31, 2023	$7,214
Fair value measurement adjustments recognized through change in fair value of warrant liability	(811)
Balance as of December 31, 2024	$6,403
Fair value measurement adjustments recognized through change in fair value of warrant liability	3,693
Balance as of December 31, 2025	$10,096
The key inputs into the Black-Scholes model used to determine the fair value of the liability of the Cargill Amended Warrants were as follows at their measurement dates:

	December 31, 2025	December 31, 2024
Input
Share price	$2.14	$2.07
Risk-free interest rate	3.9%	4.4%
Volatility	119%	122%
Exercise price	$4.00	$6.50
Warrant life (years)	7.3	3.2
Dividend yield	—%	—%

U.S. Bounti Warrant

The U.S. Bounti Warrant entitles the holder to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment upon the occurrence of certain events such as stock dividends, stock splits, or other corporate actions. The U.S. Bounti Warrant is exercisable beginning on the date of issuance and expires on August 1, 2035. The Company concluded that the U.S. Bounti Warrant should be classified as a derivative liability pursuant to ASC 815, as the instrument fails the indexation and equity classification guidance. As such, the U.S. Bounti Warrant will be initially measured at fair value. The change in fair value will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liability" in the Consolidated Statements of Operations.

The fair value of the liability of the U.S. Bounti Warrant is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis (in thousands):

Balance as of August 1, 2025 (initial measurement)	$1,502
Fair value measurement adjustments recognized through change in fair value of warrant liability	(336)
Balance as of December 31, 2025	$1,166

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the U.S. Bounti Warrant were as follows at their measurement dates:

	December 31, 2025	August 1, 2025 (initial measurement)
Input
Share price	$2.14	$2.73
Risk-free interest rate	4.2%	4.2%
Volatility	119%	123%
Exercise price	0.125	$0.125
Warrant life (years)	9.6	10.0
Dividend yield	—%	—%

As of December 31, 2025 and 2024, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
11. Stockholders' Deficit
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

Securities Purchase Agreement
On March 31, 2025, simultaneous with the Eleventh Amendment (see Note 7, Debt, for further information), the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for a $25 million investment (the "PIPE Investment"). In connection with the PIPE Investment, the Company issued 1,771,586 shares of common stock (the "PIPE Common Stock"), $0.0001 par value per share, and 10,728,414 shares Series A Preferred Stock (the "Series A Preferred Stock"), $0.0001 par value per share (and together with the PIPE Common Stock (the "Securities")) at a purchase price of $2.00 per share (the "Purchase Price") to comply with NYSE stockholder approval rules. As required by the NYSE shareholder approval rules, the Series A Certificate of Designations limited the number of shares of common stock issuable upon conversion of the Series A Preferred Stock such that, when aggregated with the shares of PIPE Common Stock issued at closing, such issuances would not exceed 19.99% of the Company’s issued and outstanding common stock until the date stockholder approval was obtained. All shares of Series A Preferred Stock were automatically converted into one share of common stock without any action by the holders on the first trading day after the Company obtained stockholder approval, which the Company obtained at its June 11, 2025, Annual Meeting of Stockholders. The Investors are subject to a 180-day lock-up period with respect to the Securities purchased in the PIPE Investment.

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

The Series A Preferred Stock was initially classified in temporary equity on the Consolidated Balance Sheets as prior to its conversion to common stock it was contingently redeemable in cash at the original purchase price at the holder’s option upon the occurrence of events which were deemed outside of the Company’s control. In accordance with the accounting guidance for contingently redeemable equity instruments, the Company elected to record changes in redemption value immediately as the changes occur, and to adjust the carrying amount of the Series A Preferred Stock to its redemption value at the end of each reporting period. At issuance, the Series A Preferred Stock had a relative fair value of $21.1 million. At the end of the reporting period on March 31, 2025, the redemption value of the Series A Preferred Stock was equal to the original purchase price of $2.00 per share, or $21.5 million. Consequently, the Company recognized a $0.4 million increase to the initial carrying value of the Series A Preferred Stock and a decrease to additional paid in capital to reflect the Series A Preferred Stock at its maximum redemption value. This increase to the carrying value is treated as a deemed dividend to the preferred stockholders and increases the net loss attributable to common stockholders and basic net loss per share for the year ended December 31, 2025. See Note 14, Net Loss Per Share, for further information.

Equity Incentive Plan

The Company's Board of Directors adopted an amendment to the Company's 2021 Equity Incentive Plan to increase the number of shares issuable under the plan by an additional 2,473,042 shares of common stock, par value $0.0001 per share, that was approved by the Company's stockholders on, and which became effective as of, June 11, 2025.

Common Stock Listing

On February 5, 2026, the Company received a written notice (the "Notice") from the NYSE that the Copmany was not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual (the “Minimum Market Capitalization Standard”) because the Company's average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company's last reported stockholders' deficit was less than $50 million. Subsequently, the Company submitted a plan setting forth the actions the Company is taking that are designed to regain compliance with the Minimum Market Capitalization Standard within nine months of receipt of the Notice (the "Market Capitalization Cure Period"). The Company's common stock continues to be listed and traded on the NYSE during the Market Capitalization Cure Period, subject to compliance with other NYSE continued listing standards and continued quarterly review by the NYSE of the Company's progress with respect to the plan. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of the Company's common stock on the NYSE.
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

A summary of the RSA activity for 2025 and 2024 is as follows:

	Number of Shares of Restricted Common Stock Awards(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2023	135,701	$23.60
Vested, unsettled	(111,344)	$20.83
Unvested at December 31, 2024	24,357	$36.27
Vested	(24,357)	$36.27
Unvested and outstanding at December 31, 2025	—	$—

Total expense of RSAs for the years ended December 31, 2025 and 2024 was $0.1 million and $0.6 million, respectively. As of December 31, 2025, there is no remaining compensation cost related to unvested RSAs as they have all been vested.
Restricted Stock Units

The Company has granted restricted stock units ("RSUs") under the 2020 Plan and the 2021 Plan. The Company has entered into various RSU agreements with both employees and nonemployees. The vesting for these RSUs range from zero to four years on a graded vesting schedule.

A summary of the RSU activity for 2025 and 2024 is as follows:

	Number of RSUs(1)	Average Grant-Date Fair Value(1)
Unvested at December 31, 2023	689,837	$47.43
Granted	1,108,882	$2.96
Forfeited	(139,621)	$33.26
Vested	(432,790)	$36.53
Unvested and outstanding at December 31, 2024	1,226,308	$12.60
Granted	3,619,075	$2.44
Forfeited	(348,131)	$3.98
Vested	(1,632,177)	$9.25
Unvested and outstanding at December 31, 2025	2,865,075	$2.70

The total expense value of RSUs for the years ended December 31, 2025 and 2024 was $5.1 million and $2.7 million, respectively. As of December 31, 2025, the total compensation cost related to unvested RSUs not yet recognized is $5.1 million. Unvested RSUs not yet recognized are expected to be recognized over a weighted average period of 1.4 years.

13. Income Taxes

For the years ended December 31, 2025 and 2024, the Company incurred net losses and, accordingly, no federal provision for income taxes has been recorded. In addition, no deferred benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2025, the Company had approximately $373.8 million of U.S. federal and state net operating losses. On December 31, 2024, the Company had approximately $595.6 million of federal and state net operating losses. The federal net operating losses can be carried forward indefinitely while the state carryforwards will begin to expire in 2030. Federal net operating losses carryforwards generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses carryforwards is limited to 80% of current year taxable income. Similar rules may apply under state tax laws.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Currently reportable expense
Federal	$—	$—
State	—	—
	—	—
Deferred benefit:
Federal	(22,039)	22,737
State	(9,911)	8,356
	(31,950)	31,093
Less: Valuation allowance	31,950	(31,093)
Total provision for income tax expense	$—	$—

The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate (in thousands):

	Year Ended December 31, 2025
	Amount	%
Tax at federal statutory rate	(19,820)	21.0%
State and local income taxes, net of federal benefit	—	—%
Tax credits:
Research tax credit	(41)	—%
Changes in valuation allowances	(24,120)	25.6%
Non-taxable or non-deductible items:
Stock compensation	1,034	(1.1)%
Executive compensation limitation	583	(0.6)%
Other	975	(1.0)%
Cancellation of debt income	41,389	(43.9)%
Effective tax rate	—	—%

For the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

2024
Federal statutory income tax rate	21.0%
State tax	5.5%
Stock-based compensation	0.1%
Non-deductible expenses	(0.8)%
Research and development credit	—%
Change in valuation allowance	(25.8)%
Effective tax rate	—%
The components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	(in thousands)
	2025	2024
Gross deferred tax assets arising from:
Net operating loss carryforwards	$49,281	$81,865
ASC 842 lease liability	4,539	3,838
Acquired intangibles	10,566	10,672
Accruals and reserves	10,667	11,688
Capitalized research expenditures	10,533	7,592
Research and development credit carryforward	310	269
Gross deferred tax assets	85,896	115,924
Less: Valuation allowance	(65,196)	(97,220)
Deferred tax assets, net of valuation allowance	20,700	18,704
Deferred tax liabilities arising from:
ASC 842 right-of-use asset	(2,700)	(2,924)
Fixed assets and land	(18,000)	(15,780)
Gross deferred tax liabilities	(20,700)	(18,704)
Net deferred tax liabilities	$—	$—

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the change in the valuation allowance of $(32.0) million and $31.1 million, respectively, was primarily due to a decrease in deferred tax assets resulting from the troubled debt restructuring in 2025, partially offset by the generation of additional net operating losses.

As of December 31, 2025 and 2024, the Company had $0.6 million and $0.5 million of federal research and development credits, respectively, which will begin to expire in 2042.

As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits was $0.3 million and $0.3 million, respectively, none of which impact income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company's income tax returns and the amount of income or loss reported are subject to examination by the respective taxing authorities. If such examinations result in changes to the profits or losses, the Company's tax liabilities could be changed accordingly.

14. Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including restricted stock awards and units, convertible preferred stock, and common stock warrants using the treasury stock method or the if-converted method, as applicable. For the years ended December 31, 2025 and 2024, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss attributable to common stockholders is the same for all periods presented.

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

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2025	2024
Net loss attributable to common stockholders	$(94,782)	$(119,902)
Weighted average common stock outstanding, basic and diluted	16,895,925	8,480,247
Net loss per common share, basic and diluted	$(5.61)	$(14.14)

The following table discloses the securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Restricted Stock	—	76,254
Warrants	6,241,475	6,241,475
Convertible Note	4,100,000	—

15. Segment Reporting

The Company has a single operating and reportable segment that derives its revenue from customers through the production and sale of agricultural produce, consisting primarily of grown living and loose leaf lettuce, arugula, cress, and salad kits. All of the Company's revenue is generated in the U.S., and the Company manages its business activities on a consolidated basis. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

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

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Year Ended December 31,
	(in thousands)
	2025	2024
Revenue	$48,365	$38,138
Less:
Salaries and wages	30,995	34,907
Transportation and delivery	3,238	2,662
Depreciation and amortization	23,197	18,871
Interest expense, net	32,167	58,923
Stock-based compensation expense, net of amounts capitalized	5,191	3,348
Other segment items(1)	47,956	39,329
Segment net loss	(94,379)	(119,902)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Net loss	$(94,379)	$(119,902)
_____________________

(1) Other segment items included in Segment net loss include impairment of intangibles, change in fair value of warrant liability, research and development expense, facilities expense, legal expense, accounting expense, insurance expense, loss on disposal of fixed assets, software expense, and other overhead expense.
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
Non-Cancelable Purchase Commitments

As of December 31, 2025, the Company had non-cancelable purchase commitments of $1.1 million, primarily related to software products and services used to facilitate the Company's operations at the enterprise level.
Defined Contribution Plan

The Company sponsors 401(k) defined contribution plans covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company's contributions to the 401(k) plans for the years ended December 31, 2025 and 2024, totaled $0.6 million and $0.9 million, respectively.

17. Related Party Transactions

Grow Bitterroot Sale Leaseback Transaction and Services Agreement
In June 2020, the Company sold for total consideration of $6.9 million a greenhouse facility to Grow Bitterroot, a qualified opportunity zone fund owned in part by an affiliated entity of Charles R. Schwab, who owns more than 10% of the Company's common stock; Orange Strategies LLC, of which the Company's director, Pamela Brewster, is principal; and the spouse of the Company's director, Michael Molnar. Concurrently, the Company and Grow Bitterroot entered into an agreement whereby the Company leases land and the greenhouse facility from Grow Bitterroot. See Note 8, Financing Obligations, for more information regarding the Montana Facility lease and accounting treatment.
The Company paid Grow Bitterroot $0.4 million and $1.2 million under the lease agreement for the years ended December 31, 2025 and 2024, respectively.
18. Subsequent Events
On March 13, 2026, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC providing for the issuance of (i) a convertible note with an initial principal balance of $15.0 million and (ii) a warrant to purchase 5,500,000 shares of the Company’s common stock. The proceeds are expected to be used for working capital, general corporate purposes, and certain capital expenditures.

The convertible note bears interest at 7.0% per annum. Interest will accrue and be capitalized semi-annually on June 30 and December 31, commencing December 31, 2026, through payment-in-kind (“PIK”) interest, which increases the principal balance and thereafter accrues interest. From time to time after the third anniversary of issuance, interest may be payable quarterly in arrears in cash, commencing December 31, 2029, if certain conditions are satisfied.

The note is convertible, in whole or in part, at the option of the holder from time to time upon notice, at an initial conversion price of $2.50 per share, subject to customary anti-dilution adjustments. Based on the initial principal amount, conversion would result in the issuance of approximately 6.0 million shares of common stock, excluding the impact of any capitalized PIK interest.

Fifty percent of the outstanding note balance will automatically convert into common stock on the fourth anniversary of issuance, with the remaining balance converting on the maturity date, in each case unless certain conditions are satisfied that permit repayment in cash. The note is subordinated to the Company’s obligations under its Senior Facility and includes customary representations, warranties, covenants, and events of default.

The warrant issued in connection with the financing is exercisable immediately at an exercise price of $0.125 per share and has a ten-year term.

The purchaser is subject to a 1% beneficial ownership limitation on conversion of the note and exercise of the warrant, which will not apply following receipt of required stockholder approval, which the Company has agreed to seek by June 30, 2026.

The Company also entered into a letter agreement with Cargill Financial, amending certain terms of its Senior Facility, including amending the minimum cash liquidity requirement to $3.5 million through September 30, 2026 and $2.0 million thereafter, delaying the commencement of EBITDA covenant testing to March 31, 2027, and consenting to the issuance of the note and warrant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2025, disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be included in our definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
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
Item 11. Executive Compensation
Information required by this Item will be included in our definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be included in our definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be included in our definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this Item will be included in our definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

4.9
Convertible Note by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2025).

4.10
Common Stock Purchase Warrant issued by Local Bounti Corporation to U.S. Bounti, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2025).

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

10.5*
Credit Agreement dated as of September 3, 2021, by and among Local Bounti Operating Company LLC, Local Bounti Corporation and certain subsidiaries, and Cargill Financial Services International, Inc. (as conformed through the Tenth Amendment to Credit Agreements, dated as of June 28, 2024) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025).

10.6†
Local Bounti Corporation 2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).

10.7†	Amendment to Local Bounti Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 14, 2024).
10.8†	Local Bounti Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
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
10.11†
Local Bounti Corporation Director Compensation Policy, amended and restated December 11, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025).

10.12
Registration Rights Agreement, dated as of March 14, 2022, by and among Local Bounti Corporation and certain security holders of Hollandia Produce Group, Inc., and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.13
Securities Purchase Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Investors identified therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.14
Registration Rights Agreement, dated as of October 21, 2022, by and among Local Bounti Corporation and the Investors identified therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.15	Form of Support Agreement, dated as of March 28, 2023 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.16
Master Lease Agreement, dated as of April 27, 2023, by and between STORE Master Funding XXXI, LLC and Hollandia Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 3, 2023).

10.17
Unconditional Guaranty of Payment and Performance, dated as of April 27, 2023, by Local Bounti Corporation for the benefit of STORE Master Funding XXXI, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 3, 2023).

10.18*
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

10.19*
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

10.20	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2025).
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

10.23
Convertible Note and Warrant Purchase Agreement, dated August 1, 2025, by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2025).

10.24
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

19.1	Insider Trading Policy, revised April 12, 2023 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 24, 2021).
23.1	Consent of WithumSmith+Brown, PC.
24.1	Power of attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1	Compensation Recovery Policy, adopted October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2024).
101
The following financial statements from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Local Bounti's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Local Bounti Corporation

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President and Chief Executive Officer
Date: March 27, 2026
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

Signature	Title	Date

/s/ Kathleen Valiasek	President, Chief Executive Officer and Director	March 27, 2026
Kathleen Valiasek	(Principal Executive Officer)

/s/ Anthony Hughes	Interim Chief Financial Officer	March 27, 2026
Anthony Hughes	(Principal Financial and Accounting Officer)

/s/ Craig M. Hurlbert	Executive Chairman and Director	March 27, 2026
Craig M. Hurlbert

/s/ Travis M. Joyner	Director	March 27, 2026
Travis M. Joyner

/s/ Pamela Brewster	Director	March 27, 2026
Pamela Brewster

/s/ Michael Molnar	Director	March 27, 2026
Michael Molnar

/s/ Mark J. Nelson	Director	March 27, 2026
Mark J. Nelson

/s/ Matthew Nordby	Director	March 27, 2026
Matthew Nordby

/s/ Charles R. Schwab, Jr.	Director	March 27, 2026
Charles R. Schwab, Jr.