Form 10-Q
period 2026-03-31
Local Bounti Corporation/DE
filed 2026-05-15
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 22,796,270 at May 11, 2026.

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

The forward-looking statements contained herein are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to, the Risk Factors identified in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026.

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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$12,254	$4,233
Restricted cash	6,517	6,486
Accounts receivable, net	2,865	2,203
Inventory, net	7,193	7,419
Prepaid expenses and other current assets	1,363	1,686
Total current assets	30,192	22,027
Property and equipment, net	353,436	357,427
Finance lease right-of-use assets, net	351	214
Operating lease right-of-use assets, net	39	47
Intangible assets, net	30,150	30,778
Total assets	$414,168	$410,493

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$14,378	$11,782
Accrued liabilities	3,596	3,653
Financing obligation	556	762
Operating lease liabilities	32	32
Finance lease liabilities	103	81
Total current liabilities	18,665	16,310
Long-term debt
Principal amount	328,000	312,250
Plus: Debt premium, net of amortization	170,309	172,368
Less: Debt discount, net of amortization	(7,501)	(1,498)
Long-term debt, net	490,808	483,120
Accrued interest, noncurrent	19,010	14,515
Financing obligation, noncurrent	51,381	51,342
Operating lease liabilities, noncurrent	17	25
Finance lease liabilities, noncurrent	271	155
Warrant liabilities	12,037	11,262
Total liabilities	592,189	576,729

Commitments and contingencies (Note 12)

Stockholders' deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized, 22,751,295 and 22,223,800 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	352,304	351,371
Accumulated deficit	(530,327)	(517,609)
Total stockholders' deficit	(178,021)	(166,236)
Total liabilities and stockholders' deficit	$414,168	$410,493

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Sales	$13,337	$11,605
Cost of goods sold(1)(2)	11,803	10,144
Gross profit	1,534	1,461
Operating expenses:
Research and development(1)(2)	5,715	6,977
Sales and marketing(1)	2,244	2,114
General and administrative(1)(2)	7,509	8,104
Total operating expenses	15,468	17,195
Loss from operations	(13,934)	(15,734)
Other income (expense):
Change in fair value of warrant liabilities	5,243	(3,510)
Interest expense, net	(4,034)	(18,838)
Other income, net	7	407
Net loss	(12,718)	(37,675)
Less: Deemed dividend to preferred stockholders	—	403
Net loss attributable to common stockholders	$(12,718)	$(38,078)

Net loss applicable to common stockholders per common share:
Basic and diluted	$(0.53)	$(4.32)
Weighted average common shares outstanding:
Basic and diluted	24,125,745	8,808,574

(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$21	$11
Research and development	28	16
Sales and marketing	43	37
General and administrative	901	526
Total stock-based compensation expense, net of amounts capitalized	$993	$590

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$2,266	$1,913
Research and development	2,358	2,686
General and administrative	1,005	1,281
Total depreciation and amortization	$5,629	$5,880
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2025	22,223,800	$2	$351,371	$(517,609)	$(166,236)
Vesting of restricted stock units, net	527,495	—	(99)	—	(99)
Stock-based compensation	—	—	1,032	—	1,032
Net loss	—	—	—	(12,718)	(12,718)
Balance, March 31, 2026	22,751,295	$2	$352,304	$(530,327)	$(178,021)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2024	8,656,122	$1	$322,729	$(423,230)	$(100,500)
Issuance of common stock for PIPE Investment, net of issuance costs	1,771,586	—	3,477	—	3,477
Deemed dividend to Series A Preferred Stock	—	—	(403)	—	(403)
Vesting of restricted stock units, net	215,260	—	—	—	—
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(37,675)	(37,675)
Balance, March 31, 2025	10,642,968	$1	$326,450	$(460,905)	$(134,454)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(12,718)	$(37,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,001	4,988
Amortization	628	892
Stock-based compensation expense, net of amounts capitalized	993	590
Allowance for expected credit losses	—	(6)
Inventory allowance	(254)	(56)
Loss on disposal of property and equipment	76	14
Change in fair value of warrant liabilities	(5,243)	3,510
Paid-in-kind interest	—	15,293
Amortization of debt premium	(2,059)	—
Amortization of debt issuance costs	94	2,100
Interest expense on financing obligation	163	163
Changes in operating assets and liabilities:
Accounts receivable	(662)	(303)
Inventory	480	(287)
Prepaid expenses and other current assets	323	(207)
Other assets	—	(41)
Accounts payable	2,559	(276)
Operating lease liabilities	—	(1)
Finance lease liabilities	16	16
Accrued liabilities	4,533	1,733
Net cash used in operating activities	(6,070)	(9,553)

Investing Activities:
Purchases of property and equipment	(1,105)	(4,962)
Net cash used in investing activities	(1,105)	(4,962)

Financing Activities:
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	21,457
Proceeds from issuance of common stock, net of issuance costs	—	3,543
Proceeds from issuance of debt	750	10,474
Proceeds from issuance of long-term debt, net of debt issuance costs	14,921	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(99)	—
Principal payment on financing obligation	(330)	—
Principal payment on finance lease liabilities	(15)	(12)
Net cash provided by financing activities	15,227	35,462
Net change in cash and cash equivalents and restricted cash	8,052	20,947
Cash and cash equivalents and restricted cash at beginning of period	10,719	7,466
Cash and cash equivalents and restricted cash at end of period	$18,771	$28,413

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$12,254	$18,008
Restricted cash	6,517	10,405
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$18,771	$28,413

Non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$152	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$58	$1,788
Stock-based compensation capitalized to property and equipment, net	$39	$58
Accrued interest capitalized to debt	$—	$15,293
Transaction costs recorded to Preferred Stock included in accounts payable	$—	$469
Deemed dividend to preferred stockholders	$—	$403

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description
Description of the Business

Local Bounti Corporation ("Local Bounti" or the "Company") was founded in August 2018 and is headquartered in Hamilton, Montana. The Company produces sustainably grown produce, focused primarily on living lettuce, salad kits, and loose leaf lettuce. The Company is a controlled environment agriculture ("CEA") company that utilizes patented Stack & Flow Technology®, which is a hybrid of vertical and hydroponic greenhouse farming, to grow healthy food sustainably and affordably. Through the Company's CEA process, its goal is to produce environmentally sustainable products in a manner that will increase harvest efficiency, limit water usage, and reduce the carbon footprint of the production and distribution process.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the statements herein.
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2025 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, its cash flows for the three months ended March 31, 2026 and 2025, and its stockholders' deficit for the three months ended March 31, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2025 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Liquidity

The Company has incurred losses and generated negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $530.3 million and cash, cash equivalents, and restricted cash of $18.8 million.
The Company’s operations and growth strategy require significant capital resources. Expected cash requirements over the next twelve months include operating expenses, capital expenditures, and debt service obligations, including the commencement of quarterly cash interest payments under the Cargill Financial Senior Facility beginning on April 1, 2027. Based on current interest rates, such quarterly interest payments are expected to approximate $1.5 million per quarter.
Management’s operating plan for the next twelve months contemplates continued growth in production volumes and revenues, improvements in operating performance and gross margins, and the pursuit of additional sources of liquidity and capital. These potential sources may include debt financings, equity issuances, amendments to existing financing arrangements, strategic commercial arrangements, including potential long-term customer supply or offtake agreements, and other financing or strategic transactions.
The Company’s ability to execute its operating plan and satisfy its liquidity needs will depend on a number of factors, including operating performance, market conditions, the timing and extent of revenue growth, and the availability of additional capital. There can be no assurance that the Company will be successful in achieving its operating plans or that additional financing or strategic transactions will be available on acceptable terms, or at all.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026 that are considered to be significant or potentially significant to the Company.

3. Inventory
Inventory, net consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Raw materials	$2,756	$2,686
Production	5,104	5,655
Finished goods	318	317
Inventory allowance	(985)	(1,239)
Total inventory, net	$7,193	$7,419

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Machinery, equipment, and vehicles	$120,654	$119,440
Land	19,253	19,253
Buildings and leasehold improvements	262,199	262,058
Construction in progress	4,260	4,660
Less: Accumulated depreciation	(52,930)	(47,984)
Property and equipment, net	$353,436	$357,427
Depreciation expense related to property and equipment was approximately $5.0 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Interest	$1,806	$1,613
Construction	12	109
Payroll	983	642
Production	371	272
Professional services	407	239
Other	17	778
Total accrued liabilities	$3,596	$3,653

6. Debt
Debt consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Senior Facility	$302,750	$302,000
Debt premium, net of amortization	170,309	172,368
Convertible note	17,749	8,752
Total long-term debt, net	$490,808	$483,120

U.S. Bounti, LLC Convertible Notes and Warrants

2025 Convertible Note and Warrants

On August 1, 2025, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a convertible note with an initial principal balance of $10.0 million (the "2025 Note") and (ii) a common stock purchase warrant (the "2025 U.S. Bounti Warrant") pursuant to which U.S. Bounti, LLC has the right to purchase and acquire 550,000 shares of the Company's common stock at an exercise price of $0.125 per share.

The 2025 Note bears interest at a rate of 6.0% per year, commencing on August 1, 2025 with a maturity date of August 1, 2030. Interest will accrue semi-annually on each June 30 and December 31, commencing December 31, 2025 (each, a "2025 Note PIK Interest Payment Due Date"), and will be payable semi-annually in arrears on each 2025 Note PIK Interest Payment Due Date by automatically increasing the principal amount of the 2025 Note by the amount of such interest (with such increased amount thereafter accruing interest as well) on each 2025 Note PIK Interest Payment Due Date ("2025 Note PIK Interest"). From time to time after August 1, 2028, interest may be payable quarterly in arrears in cash on each March 31, June 30, September 30 and December 31, commencing December 31, 2028 (each, a "2025 Note Cash Interest Payment Due Date"), in each case, in an amount equal to interest accrued during the quarter ending on such 2025 Note Cash Interest Payment Due Date, so long as certain conditions are met, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full, as further set forth in the 2025 Note.

During the term of the 2025 Note, the 2025 Note will be convertible into shares of the Company's common stock from time to time at the option of U.S. Bounti, LLC, upon delivery on one or more occasions of a written notice to the Company electing to convert all or any portion of the 2025 Note Obligations Amount (as defined in the 2025 Note). The initial conversion price of the Note is $2.50 per share of the Company's common stock (the "2025 Note Conversion Price"). The 2025 Note Conversion Price is subject to adjustment for stock splits, dividends or distributions, recapitalizations or similar transactions. On August 1, 2029, 50% of the 2025 Note Obligations Amount will automatically convert into shares of the Company's common stock at the 2025 Note Conversion Price. The remaining 50% of the 2025 Note Obligations Amount will automatically convert into shares of the Company's common stock at the 2025 Note Conversion Price on the maturity date of the 2025 Note. Notwithstanding the foregoing, however, 50% of the 2025 Note Obligations Amount may be payable in cash on August 1, 2029, with the remaining 50% of the 2025 Note Obligations Amount repaid in cash on the maturity date of the 2025 Note, so long as certain conditions are met as set forth in the 2025 Note, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full. Conversion of the full initial principal amount of the 2025 Note would result in the issuance of 4,000,000 shares of common stock if converted at $2.50 per share, which amount is subject to increase by any 2025 Note PIK Interest that is added to the outstanding principal under the terms of the 2025 Note. The 2025 Note is subordinated to obligations under the Company’s Senior Facility. The Company evaluated the conversion feature embedded in the 2025 Note and determined that bifurcation is not required. Although the conversion feature meets the definition of a derivative, it qualifies for the derivative scope exception because it is convertible into a fixed number of shares at a fixed conversion price and meets the other indexation guidance under ASC 815-40-15, and the conversion option is not precluded from equity classification. Accordingly, the conversion feature has not been separately accounted for as a derivative.

On October 14, 2025, the Company’s stockholders approved, for purposes of complying with the rules of the NYSE, (i) the issuance of up to 5,131,871 shares of the Company's common stock upon the conversion of the 2025 Note, and (ii) the issuance of up to 550,000 shares of the Company's common stock underlying the 2025 U.S. Bounti Warrant.

The Company determined that the 2025 U.S. Bounti Warrant requires liability classification under Accounting Standards Codification ("ASC") 815 and will be remeasured at fair value each reporting period, with changes recognized in earnings. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025. The 2025 U.S. Bounti Warrant's initial fair value of $1.5 million was recorded as a debt discount to the $10.0 million 2025 Note, and will be amortized to interest expense over the 5-year term of the 2025 Note using the effective interest method. See Note 7, Fair Value Measurements, for a discussion of the method used to determine the fair value of the 2025 U.S. Bounti Warrant.

2026 Convertible Note and Warrants

On March 13, 2026, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a convertible note with an initial principal balance of $15.0 million (the "2026 Note") and (ii) a common stock purchase warrant (the "2026 U.S. Bounti Warrant") pursuant to which U.S. Bounti, LLC has the right to purchase and acquire 5,500,000 shares of the Company's common stock at an exercise price of $0.125 per share.

The 2026 Note bears interest at a rate of 7.0% per year, commencing on March 13, 2026 with a maturity date of March 13, 2031. Interest will accrue semi-annually on each June 30 and December 31, commencing December 31, 2026 (each, a "2026 Note PIK Interest Payment Due Date"), and will be payable semi-annually in arrears on each 2026 Note PIK Interest Payment Due Date by automatically increasing the principal amount of the 2026 Note by the amount of such interest (with such increased amount thereafter accruing interest as well) on each 2026 Note PIK Interest Payment Due Date ("2026 Note PIK Interest"). From time to time after March 13, 2029, interest may be payable quarterly in arrears in cash on each March 31, June 30, September 30 and December 31, commencing December 31, 2029 (each, a "2026 Note Cash Interest Payment Due Date"), in each case, in an amount equal to interest accrued during the quarter ending on such 2026 Note Cash Interest Payment Due Date, so long as certain conditions are met, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full, as further set forth in the 2026 Note.

During the term of the 2026 Note, the 2026 Note will be convertible into shares of the Company's common stock from time to time at the option of U.S. Bounti, LLC, upon delivery on one or more occasions of a written notice to the Company electing to convert all or any portion of the 2026 Note Obligations Amount (as defined in the 2026 Note). The initial conversion price of the 2026 Note is $2.50 per share of the Company's common stock (the "2026 Note Conversion Price"). The 2026 Note Conversion Price is subject to adjustment for stock splits, dividends or distributions, recapitalizations or similar transactions. On March 13, 2030, 50% of the 2026 Note Obligations Amount will automatically convert into shares of the Company's common stock at the 2026 Note Conversion Price. The remaining 50% of the 2026 Note Obligations Amount will automatically convert into shares of the Company's common stock at the 2026 Note Conversion Price on the maturity date of the 2026 Note. Notwithstanding the foregoing, however, 50% of the 2026 Note Obligations Amount may be payable in cash on March 13, 2030, with the remaining 50% of the 2026 Note Obligations Amount repaid in cash on the maturity date of the 2026 Note, so long as certain conditions are met as set forth in the 2026 Note, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full.

Conversion of the full initial principal amount of the 2026 Note would result in the issuance of 6,000,000 shares of common stock if converted at $2.50 per share, which amount is subject to increase by any 2026 Note PIK Interest that is added to the outstanding principal under the terms of the 2026 Note. The 2026 Note is subordinated to obligations under the Company’s Senior Facility. The Company evaluated the conversion feature embedded in the 2026 Note and determined that bifurcation is not required. Although the conversion feature meets the definition of a derivative, it qualifies for the derivative scope exception because it is convertible into a fixed number of shares at a fixed conversion price and meets the other indexation guidance under ASC 815-40-15, and the conversion option is not precluded from equity classification. Accordingly, the conversion feature has not been separately accounted for as a derivative.

The Company determined that the 2026 U.S. Bounti Warrant requires liability classification under ASC 815 and will be remeasured at fair value each reporting period, with changes recognized in earnings. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025. The 2026 U.S. Bounti Warrant’s initial fair value of $6.0 million was recorded as a debt discount to the $15.0 million 2026 Note, and will be amortized to interest expense over the 5-year term of the 2026 Note using the effective interest method. See Note 7, Fair Value Measurements, for a discussion of the method used to determine the fair value of the 2026 U.S. Bounti Warrant.

Cargill Senior Facility

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
As further described below, Local Bounti Operating Company LLC and certain subsidiaries entered into subsequent amendments to the Original Credit Agreements (as so amended, collectively referred to as the "Amended Credit Agreements"). Significant amendments to the Original Credit Agreements are further described below.
Eleventh Amendment to the Senior Credit Agreement
On March 31, 2025, the Company, along with certain of its subsidiaries, entered into the Eleventh Amendment with Cargill Financial to further amend the Original Credit Agreements ("Amended Senior Credit Agreement"). Pursuant to the Eleventh Amendment, (i) $139.0 million of loans outstanding under the Senior Facility, together with all accrued and unpaid interest was cancelled, and (ii) $58.0 million of loans outstanding under the Subordinated Credit Agreement, together with all accrued and unpaid interest, was cancelled, constituting all of the loans and interest outstanding under the Subordinated Credit Agreement. In accordance with the Eleventh Amendment, the aggregate principal amount of loans outstanding under the Senior Facility subsequent to the Eleventh Amendment was $312.0 million. Additionally, in connection with the Eleventh Amendment, the per share exercise price of the Original Warrants (as defined below in Note 7, Fair Value Measurements), was amended from $6.50 to $4.00 per share with an amended expiration date of March 31, 2033.

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
Twelfth Amendment to the Senior Credit Agreement

In connection with the issuance of the 2025 Note with U.S. Bounti and the U.S. Bounti Warrant (each as defined below), on August 1, 2025, the Company also entered into a Twelfth Amendment to its Senior Credit Agreement with Cargill Financial, pursuant to which $10.0 million of outstanding loans under the Senior Facility were cancelled and discharged. Following the amendment, the aggregate principal amount of loans outstanding under the Senior Facility is $302.0 million.

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

The Amended Senior Credit Agreement includes affirmative and negative covenants and events of default, and other requirements and restrictions. The financial covenants under the Amended Senior Credit Agreement, as modified in connection with the 2026 Note and related consent from Cargill Financial, consist of the following:

•Minimum Consolidated Interest Coverage Ratio: Beginning June 30, 2027, the Company must maintain a Consolidated Interest Coverage Ratio of at least 1.00 to 1.00, increasing to 1.25 to 1.00 on June 30, 2028, and thereafter.
•Minimum Liquidity: The Company is required to maintain minimum liquidity of $3.5 million through September 30, 2026 and $2.0 million thereafter.
•Minimum EBITDA: The Company must achieve minimum Consolidated Adjusted EBITDA of $0 for the quarter ending March 31, 2027; $3.0 million for each of the quarters ending December 31, 2027 and March 31, 2028; and $7.0 million for the twelve-month period ending March 31, 2028. Adjusted EBITDA is a non-GAAP financial measure defined as net loss before the impact of interest expense, depreciation, and amortization, and adjusted to exclude stock-based compensation expense, change in fair value of warrant liabilities, and certain other non-core items.
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

7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring basis according to the valuation techniques the Company uses to determine their fair value:

	March 31, 2026
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$18,759	$—	$—
Liabilities:
2025 U.S. Bounti Warrant	$—	$—	$628
2026 U.S. Bounti Warrant	$—	$—	$6,292
Cargill Amended Warrants	$—	$—	$5,117

	December 31, 2025
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$10,531	$—	$—
Liabilities:
2025 U.S. Bounti Warrant	$—	$—	$1,166
Cargill Amended Warrants	$—	$—	$10,096

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets.

Cargill Financial Common Stock Purchase Warrant Amendment

In connection with the Eleventh Amendment, the Company entered into amendments for existing warrants held by Cargill Financial (the "Cargill Warrant Amendments") to amend (i) the Common Stock Purchase Warrant, dated March 28, 2023 (the "Cargill Base Warrant") and (ii) the Warrants to Purchase Common Stock, each issued November 21, 2021 (the "Cargill 2021 Warrants" and, together with the Base Warrant, the "Cargill Original Warrants"; the Cargill Original Warrants as amended, the "Cargill Amended Warrants") to (a) amend the exercise price for the Cargill Original Warrants from $6.50 to $4.00 per share of common stock, (b) extend the expiration date to eight years from the closing of the Eleventh Amendment, and (c) amend and restate the Cargill 2021 Warrants to be on the same form as the Cargill Base Warrant. The Cargill Original Warrants were issued by the Company to Cargill Financial to purchase up to an aggregate of 5,408,145 shares of common stock and the aggregate number of shares is the same for the Cargill Amended Warrants. The change in the per share exercise price did not affect the classification of the Cargill Original Warrants. Therefore, the change in fair value of the Cargill Original Warrants will continue to be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liabilities" in the Unaudited Condensed Consolidated Statements of Operations.

The fair value of the Cargill Amended Warrants is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

March 31,
2026
(in thousands)
Balance as of December 31, 2025	$10,096
Fair value measurement adjustments recognized through change in fair value of warrant liability	(4,979)
Balance as of March 31, 2026	$5,117

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the Cargill Amended Warrants were as follows at their measurement dates:

	March 31, 2026	December 31, 2025
Input
Share price	$1.16	$2.14
Risk-free interest rate	4.2%	3.9%
Volatility	118%	119%
Exercise price	$4.00	$4.00
Warrant life (years)	7.0	7.3
Dividend yield	—%	—%

2025 U.S. Bounti Warrant

The 2025 U.S. Bounti Warrant entitles the holder to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment upon the occurrence of certain events such as stock dividends, stock splits, or other corporate actions. The 2025 U.S. Bounti Warrant is exercisable beginning on the date of issuance and expires on August 1, 2035. The Company concluded that the 2025 U.S. Bounti Warrant should be classified as a derivative liability pursuant to ASC 815, as the instrument fails the indexation and equity classification guidance. As such, the 2025 U.S. Bounti Warrant will be initially measured at fair value. The change in fair value will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liabilities" in the Unaudited Condensed Consolidated Statements of Operations.

The fair value of the 2025 U.S. Bounti Warrant is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

March 31,
2026
(in thousands)
Balance as of December 31, 2025	$1,166
Fair value measurement adjustments recognized through change in fair value of warrant liability	(538)
Balance as of March 31, 2026	$628

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the 2025 U.S. Bounti Warrant were as follows at their measurement dates:

	March 31, 2026	December 31, 2025
Input
Share price	$1.16	$2.14
Risk-free interest rate	4.4%	4.2%
Volatility	118%	119%
Exercise price	$0.125	$0.125
Warrant life (years)	9.3	9.6
Dividend yield	—%	—%

2026 U.S. Bounti Warrant

The 2026 U.S. Bounti Warrant entitles the holder to purchase up to 5,500,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment upon the occurrence of certain events such as stock dividends, stock splits, or other corporate actions. The 2026 U.S. Bounti Warrant is exercisable beginning on the date of issuance and expires on March 13, 2036. The Company concluded that the 2026 U.S. Bounti Warrant should be classified as a derivative liability pursuant to ASC 815, as the instrument fails the indexation and equity classification guidance. As such, the 2026 U.S. Bounti Warrant will be initially measured at fair value. The change in fair value will be remeasured each quarter until the instrument is settled or expires with changes in fair value recorded in "Change in fair value of warrant liabilities" in the Unaudited Condensed Consolidated Statements of Operations.

The fair value of the 2026 U.S. Bounti Warrant is determined using a Black-Scholes model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

March 31,
2026
(in thousands)
Balance as of March 13, 2026 (initial measurement)	$6,018
Fair value measurement adjustments recognized through change in fair value of warrant liability	274
Balance as of March 31, 2026	$6,292

The key inputs into the Black-Scholes model used to determine the fair value of the liability of the 2026 U.S. Bounti Warrant were as follows at their measurement dates:

	March 31, 2026	March 13, 2026 (initial measurement)
Input
Share price	$1.16	$1.11
Risk-free interest rate	4.4%	4.3%
Volatility	118%	118%
Exercise price	$0.125	$0.125
Warrant life (years)	10.0	10.0
Dividend yield	—%	—%

As of March 31, 2026 and December 31, 2025, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
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

The Series A Preferred Stock was initially classified in temporary equity on the Unaudited Condensed Consolidated Balance Sheets as prior to its conversion to common stock it was contingently redeemable in cash at the original purchase price at the holder’s option upon the occurrence of events which were deemed outside of the Company’s control. In accordance with the accounting guidance for contingently redeemable equity instruments, the Company elected to record changes in redemption value immediately as the changes occur, and to adjust the carrying amount of the Series A Preferred Stock to its redemption value at the end of each reporting period. At issuance, the Series A Preferred Stock had a relative fair value of $21.1 million. At the end of the reporting period on March 31, 2025, the redemption value of the Series A Preferred Stock was equal to the original purchase price of $2.00 per share, or $21.5 million. Consequently, the Company recognized a $0.4 million increase to the initial carrying value of the Series A Preferred Stock and a decrease to additional paid in capital to reflect the Series A Preferred Stock at its maximum redemption value. This increase to the carrying value is treated as a deemed dividend to the preferred stockholders and increases the net loss attributable to common stockholders and basic net loss per share for the three months ended March 31, 2025. See Note 10, Net Loss Per Share, for further information.

Equity Incentive Plan

The Company's Board of Directors adopted an amendment to the Company's 2021 Equity Incentive Plan to increase the number of shares issuable under the plan by an additional 2,473,042 shares of common stock, par value $0.0001 per share, that was approved by the Company's stockholders on, and which became effective as of, June 11, 2025.

Common Stock Listing

On February 5, 2026, the Company received a written notice (the "Notice") from the NYSE that the Company was not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual (the “Minimum Market Capitalization Standard”) because the Company's average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company's last reported stockholders' equity was less than $50 million. Subsequently, the Company submitted a plan setting forth the actions the Company is taking that are designed to regain compliance with the Minimum Market Capitalization Standard within nine months of receipt of the Notice (the "Market Capitalization Cure Period"). The Company's common stock continues to be listed and traded on the NYSE during the Market Capitalization Cure Period, subject to compliance with other NYSE continued listing standards and continued quarterly review by the NYSE of the Company's progress with respect to the plan. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of the Company's common stock on the NYSE.
9. Stock-Based Compensation
Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2025	2,865,075	$2.70
Forfeited	(21,836)	$3.49
Vested	(622,715)	$2.93
Vested, unsettled	175,000	$2.04
Unvested and outstanding at March 31, 2026	2,395,524	$2.58

Total RSU expense, net of amounts capitalized, for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.5 million, respectively. As of March 31, 2026, the total compensation cost related to unvested RSUs not yet recognized is $4.0 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 1.4 years.

10. Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including restricted stock awards and units, convertible preferred stock, and common stock warrants using the treasury stock method or the if-converted method, as applicable. For the three months ended March 31, 2026 and 2025, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss attributable to common stockholders is the same for all periods presented.

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

Net loss per share includes the 5,500,000 and 550,000 shares underlying the 2026 U.S. Bounti Warrant and the 2025 U.S. Bounti Warrant, respectively, which are both exercisable at $0.125 per share. Because the exercise price is nominal relative to the current market price of the Company's common shares, these shares are not considered contingently issuable and are therefore included in net loss per share.

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(12,718)	$(38,078)
Weighted average common shares outstanding, basic and diluted	24,125,745	8,808,574
Net loss per common share, basic and diluted	$(0.53)	$(4.32)

The following table discloses the securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Warrants	6,241,475	6,241,475
U.S. Bounti LLC Convertible Notes	9,675,000	—
Period-end preferred shares on an if-converted basis	—	10,728,414
Restricted Stock	—	19,756

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

The CODM assesses segment performance and decides how to allocate resources based on net loss, which is also reported on the Unaudited Condensed Consolidated Statements of Operations, and net cash generated by or used in operating activities, which is also reported on the Unaudited Condensed Consolidated Statements of Cash Flows. The measure of segment assets is reported on the Unaudited Condensed Consolidated Balance Sheets as total assets. Significant expenses reviewed by the CODM include those that are presented in the Unaudited Condensed Consolidated Statements of Operations.

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Sales	$13,337	$11,605
Less:
Salaries and wages	7,080	8,588
Transportation and delivery	860	2,662
Depreciation and amortization	5,629	5,880
Interest expense, net	4,034	18,838
Stock-based compensation expense, net of amounts capitalized	993	592
Other segment items(1)	7,459	12,720
Segment net loss	(12,718)	(37,675)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Net loss	$(12,718)	$(37,675)
_____________________

(1) Other segment items included in Segment net loss include change in fair value of warrant liabilities, research and development expense, facilities expense, legal expense, accounting expense, insurance expense, loss on disposal of fixed assets, software expense, and other overhead expense.
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

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019, reached commercial operation by the second half of 2020, and now acts as a corporate headquarters without active commercial operations. The Company is currently evaluating the future commercial use of its Montana facility because we no longer have additional capacity at other facilities. Management is exploring various utilization options, including supporting capacity needs within the Company’s existing network as well as potential third-party commercial arrangements. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete's (the "Pete's Acquisition"). Through the Pete's Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility became operational in July 2022 and was significantly expanded in 2023. In 2024, we completed construction of two new facilities in Washington and Texas.

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

Product Development

Our launch of our family-sized 10-ounce Romano Caesar Salad Kit in the Pacific Northwest continues to build momentum with consumers at retail. After realizing a 75% increase in its baseline velocity (units sold per store per week) during the fourth quarter of 2025, we were awarded an additional distribution center with a national retailer in the first quarter of 2026 that is set to launch in May of 2026.

We continue to pursue growth of our Arugula offering following its successful launch at both our Pasco, WA and Mount Pleasant, TX facilities in 2025. Conventional arugula is often unreliable and insufficient and is a category that we believe we can continue to address through leveraging our baby leaf capabilities.

Distribution

We currently service approximately 13,000 retail doors and expanded our retail presence in select southern markets with a new national retailer in the fourth quarter of 2025. During the first quarter of 2026, we secured and launched programs with two additional accounts, including a large premier retail customer covering more than 250 stores with a six SKU rollout, and a large regional retailer. Our quarterly sales to a major e-commerce and direct-to-consumer customer continue to perform strongly following significant growth during 2025.

We continue to benefit from strong demand and ongoing support from our long-standing customer base. In the first and early second quarter of 2026, we were awarded bids that extend supply programs with multiple national retail accounts through the first quarter of 2027. These commitments span several of our key product lines, including baby leaf lettuce and organic butter lettuce. The awards underscore the strength of our relationships with blue-chip retail partners and reflect those customers’ continued confidence in our ability to deliver consistent, high-quality products over the long term.

Commercial Facilities Update

Yield Enhancement

We continue to advance our yield improvement and cost reduction initiatives across our facility network. Tower upgrades were completed at our Georgia, Texas and Washington facilities during the fourth quarter of 2025, which resulted in enhanced production efficiency and an approximate 10% increase in run-rate yield capacity to reach the highest yields in our history.

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

Intellectual Property

In February 2026, we were issued U.S. Patent No. 12,557,741, titled "Optimizing Growing Process in a Hybrid Growing Environment Using Computer Vision and Artificial Intelligence." The patent covers our proprietary methods for using computer vision, machine learning, and automated environmental controls to optimize plant growth across our hybrid vertical and greenhouse growing phases. This is a significant milestone that strengthens the competitive moat around our patented Stack & Flow Technology platform and underscores our technology leadership in controlled environment agriculture. We have been deploying these capabilities across our Stack & Flow

Technology–enabled facilities with tangible results, using AI-driven analysis of plant growth and environmental data to drive improved consistency and yield.

Factors Affecting Our Financial Condition and Results of Operations

We have expended, and we expect to continue to expend, substantial resources as we:

•Standardize operating and manufacturing processes across our facilities, including increased expenses associated with growing operations;

•Identify and invest in future growth opportunities, including new product lines;

•Invest in product innovation and development; and

•Invest in sales and marketing efforts to increase brand awareness, engage customers, and drive sales of our products

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Sales	$13,337	$11,605	1,732	15%
Cost of goods sold(1)(2)	11,803	10,144	1,659	16%
Gross profit	1,534	1,461	73	5%
Operating expenses:
Research and development(1)(2)	5,715	6,977	(1,262)	(18)%
Sales and marketing(1)	2,244	2,114	130	6%
General and administrative(1)(2)	7,509	8,104	(595)	(7)%
Total operating expenses	15,468	17,195	(1,727)	(10)%
Loss from operations	(13,934)	(15,734)	1,800	(11)%
Other income (expense):
Change in fair value of warrant liabilities	5,243	(3,510)	8,753	(249)%
Interest expense, net	(4,034)	(18,838)	14,804	(79)%
Other income, net	7	407	(400)	(98)%
Net loss	$(12,718)	$(37,675)	24,957	(66)%
(1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Cost of goods sold	$21	$11	10	91%
Research and development	28	16	12	75%
Sales and marketing	43	37	6	(16)%
General and administrative	901	526	375	(71)%
Total stock-based compensation expense, net of amounts capitalized	$993	$590	403	(68)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of goods sold	$2,266	$1,913	353	18%
Research and development	2,358	2,686	(328)	(12)%
General and administrative	1,005	1,281	(276)	(22)%
Total depreciation and amortization	$5,629	$5,880	(251)	(4)%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our five facilities. Sales increased by $1.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due to increased production and growth in sales from our facilities in Georgia, Texas and Washington.

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
Cost of goods sold increased by $1.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due to production ramp-up at our facilities in Georgia, Texas and Washington.

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
Research and development costs decreased by $1.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily attributable to the maturation of our production, harvesting, and post-harvest packaging initiatives. As testing and refinement of our commercial-scale Stack & Flow Technology and related production processes at the Washington, Texas, and Georgia facilities progressed toward operational deployment, associated development activities declined.

Sales and Marketing

Sales and marketing expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our sales and marketing teams, transportation and delivery costs, marketing, and advertising, among others.

Sales and marketing costs increased by $0.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase is driven primarily by an increase of $0.1 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales.

General and Administrative

General and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, and human resources teams, expenses for third-party professional services, insurance, computer hardware and software, and amortization of intangible assets, among others.

General and administrative expenses decreased by $0.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by a decrease of $1.1 million in salaries, benefits, and payroll-related expenses and a decrease of $0.2 million in insurance expense, which was partially offset by an increase of $1.0 million in professional fees primarily related to litigation and financing activities. The remaining difference is due to individually immaterial differences.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities reflects mark-to-market adjustments related to our outstanding warrants, including the Cargill Amended Warrants, the 2025 U.S. Bounti Warrant, and the 2026 U.S. Bounti Warrant issued in connection with our convertible note financing.

During the comparative periods, fluctuations in fair value were driven primarily by (i) amendments to the Cargill Amended Warrants, including reductions in exercise price and extensions of contractual lives pursuant to the Eleventh Amendment to our credit agreement, (ii) the issuance of the 2026 U.S. Bounti Warrant and the 2025 U.S. Bounti Warrant, and (iii) changes in key valuation inputs, most notably our stock price at each reporting date. As a result of these factors, the Company recognized a net gain of $5.2 million for the three months ended March 31, 2026, compared to a loss of $3.5 million in the prior-year period.

Interest Expense, net

Interest expense consists primarily of contractual interest and amortization of debt issuance costs, net of interest capitalized for construction assets, related to the loans with Cargill Financial, interest recognized per the terms of our financing obligation related to the Montana Facility and the California Facilities, and the interest on the U.S. Bounti, LLC convertible notes. We capitalize interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets.

Interest expense, net decreased by $14.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease is primarily due to a decrease in the principal amount outstanding under the Senior Facility as well as a reduction in the overall interest rate as a result of the Eleventh Amendment, which decreased interest expense by $15.0 million, net of interest capitalized, over the prior year period. This decrease was partially offset by an increase of $0.2 million of interest expensed related to our three financing obligations related to sale leaseback transactions.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At March 31, 2026, we had an accumulated deficit of $530.3 million and cash and cash equivalents and restricted cash of $18.8 million.

As of March 31, 2026, the principal amount due under our credit facility with Cargill Financial totaled $302.8 million, none of which is classified as current. In addition, the Company has outstanding convertible notes for $25.0 million to U.S. Bounti, LLC, none of which is classified as current. The debt agreements with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand and cash flows generated from the sale of our products. Cash expenditures over the next 12 months are expected to include general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting, and selling our products, such as the purchase of seeds, soil, nutrients, and other growing supplies, shipping and fulfillment costs, and facility maintenance costs. Also, we are scheduled to begin making quarterly cash interest payments on April 1, 2027 on the first $100 million principal balance of the Cargill Senior Facility (as discussed further in the Cargill Loans section below). The cash interest payments are estimated to be approximately $1.5 million each quarter through January 2, 2030, based on the current three-month SOFR rate plus the application margin.

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

Cargill Loans

As of March 31, 2026, a total of $302.8 million of principal was outstanding on the Senior Facility. The Senior Facility is included in "Long-term debt, net" on the Unaudited Condensed Consolidated Balance Sheets. The Eleventh Amendment, as described in Note 6, Debt, to the Unaudited Condensed Consolidated Financial Statements, resulted in a lower principal balance and a reduced interest rate. In addition, a debt premium recorded in connection with the amendment will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

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

U.S. Bounti, LLC Convertible Notes
On August 1, 2025, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a convertible note with an initial principal balance of $10.0 million (the “2025 Note”) and (ii) a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.125 per share. The 2025 Note has a maturity date of August 1, 2030 and bears interest at a rate of 6.0% per year, with interest added to the outstanding principal balance semi-annually through the end of 2028.
On March 13, 2026, the Company entered into an additional Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a convertible note with an initial principal balance of $15.0 million (the “2026 Note”) and (ii) a warrant to purchase 5,500,000 shares of the Company’s common stock at an exercise price of $0.125 per share. The 2026 Note has a maturity date of March 13, 2031 and bears interest at a rate of 7.0% per year, with interest added to the outstanding principal balance semi-annually.
The 2025 Note and the 2026 Note are each convertible into shares of the Company’s common stock at an initial conversion price of $2.50 per share. Conversion of the full initial principal amounts of the 2025 Note and 2026 Note would result in the issuance of approximately 4.0 million and 6.0 million shares of the Company’s common stock, respectively, in each case subject to increase for any accrued payment-in-kind interest. Each of the 2025 Note and 2026 Note includes automatic conversion features, pursuant to which 50% of the outstanding principal balance converts into shares of common stock on the fourth anniversary of issuance, with the remaining balance converting at maturity, unless certain conditions are met that permit repayment in cash. Both notes are subordinated to obligations under the Company’s Senior Facility.
From time to time after August 1, 2028 for the 2025 Note and March 13, 2029 for the 2026 Note, interest may be payable quarterly in arrears in cash, subject to certain conditions. As no interest payments are required within the next twelve months under either the 2025 Note or the 2026 Note, accrued interest has been classified within “Accrued interest, noncurrent” on the Unaudited Condensed Consolidated Balance Sheets.

Financing Obligations

We have three financing obligations related to sale leaseback transactions that did not qualify for sales treatment of the underlying assets. The following table summarizes future aggregate financing obligation payments by fiscal year:

Financing Obligation
(in thousands)
Remainder of 2026	$5,225
2027	6,456
2028	5,439
2029	5,585
2030	5,735
Thereafter	110,214
Total financing obligation payments	$138,654

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(6,070)	$(9,553)
Net cash used in investing activities	(1,105)	(4,962)
Net cash provided by financing activities	15,227	35,462
Cash and cash equivalents and restricted cash at beginning of period	10,719	7,466
Cash and cash equivalents and restricted cash at end of period	$18,771	$28,413

Net Cash Used In Operating Activities

Net cash used in operating activities was $6.1 million for the three months ended March 31, 2026 due to a net loss of $12.7 million, a non-cash gain of $5.2 million related to change in fair value of warrant liabilities, and $2.1 million in amortization of debt premium. This was partially offset by non-cash activities of $5.6 million in depreciation and amortization expense, $1.0 million in stock-based compensation expense, net of amounts capitalized, $0.1 million in amortization of debt issuance costs, and $7.2 million net increase of cash from changes in operating assets and liabilities.

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2025 due to a net loss of $37.7 million. This was partially offset by non-cash activities of $15.3 million in paid-in-kind interest, a non-cash loss of $3.5 million related to change in fair value of warrant liabilities, $5.0 million in depreciation expense, $0.9 million in amortization expense, and $2.1 million in amortization of debt issuance costs.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2026, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2025, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $15.2 million for the three months ended March 31, 2026, primarily driven by $14.9 million of proceeds from the issuance of the U.S. Bounti, LLC convertible note.

Net cash provided by financing activities was $35.5 million for the three months ended March 31, 2025, comprised of $21.5 million of proceeds from the issuance of Series A Preferred Stock and $10.5 million of proceeds from the issuance of debt.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Matthew Nordby Director	August 14, 2025	Rule 10b5-1 Trading Arrangement	Up to 63,000 shares to be sold	January 27, 2027	N/A	January 12, 2026

(1) Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").

(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the date listed in the table; (b) the execution of all trades or expiration of all of the orders relating to such trades as specified in the trading arrangement; (c) the date the broker receives notice of liquidation, dissolution, bankruptcy, insolvency or death of Mr. Nordby; (d) the date the broker receives notice from Mr. Nordby or Mr. Nordby's advisor or agent of Mr. Nordby's termination of the trading arrangement; (e) the date the broker determines, in its sole discretion, that the trading arrangement has been terminated, including, without limitation, where the broker determines there has been a modification or change to the trading arrangement that constitutes the termination of the trading arrangement; (f) the date the broker notifies Mr. Nordby of the broker’s termination of the trading arrangement due to Mr. Nordby's breach of any of the terms of the trading arrangement or in the event that Mr. Nordby trades shares outside of the trading arrangement; or (g) where the broker exercises any other termination right it may have under the trading arrangement. Each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

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

3.4	Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
3.5	Amended and Restated Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
4.1	Convertible Note by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on March 16, 2026).
4.2	Common Stock Purchase Warrant issued by Local Bounti Corporation to U.S. Bounti, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on March 16, 2026).
10.1
Convertible Note and Warrant Purchase Agreement, dated March 13, 2026, by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 16, 2026).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).
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

Local Bounti Corporation

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President and Chief Executive Officer
Date: May 15, 2026
(Duly Authorized Officer)

/s/ Anthony Hughes
Name: Anthony Hughes
Title: Interim Chief Financial Officer
Date: May 15, 2026
(Principal Financial and Accounting Officer)