Form 10-Q
period 2026-06-30
Local Bounti Corporation/DE
filed 2026-08-12
CIK 1840780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of outstanding shares of Local Bounti Corporation’s common stock was 23,380,119 at August 7, 2026.

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
•changes in consumer purchases due to the recent Cyclospora outbreak;
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

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$3,629	$4,233
Restricted cash	6,505	6,486
Accounts receivable, net	2,870	2,203
Inventory, net	7,589	7,419
Prepaid expenses and other current assets	2,673	1,686
Total current assets	23,266	22,027
Property and equipment, net	349,448	357,427
Finance lease right-of-use assets, net	415	214
Operating lease right-of-use assets, net	33	47
Intangible assets, net	29,522	30,778
Total assets	$402,684	$410,493

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$14,319	$11,782
Accrued liabilities	6,648	3,653
Financing obligation	606	762
Operating lease liabilities	33	32
Finance lease liabilities	111	81
Total current liabilities	21,717	16,310
Long-term debt
Principal amount	328,308	312,250
Plus: Debt premium, net of amortization	168,238	172,368
Less: Debt discount, net of amortization	(7,267)	(1,498)
Long-term debt, net	489,279	483,120
Accrued interest, noncurrent	23,480	14,515
Financing obligation, noncurrent	51,364	51,342
Operating lease liabilities, noncurrent	9	25
Finance lease liabilities, noncurrent	297	155
Warrant liabilities	13,424	11,262
Total liabilities	599,570	576,729

Commitments and contingencies (Note 12)

Stockholders' deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized, 23,190,311 and 22,223,800 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	353,260	351,371
Accumulated deficit	(550,148)	(517,609)
Total stockholders' deficit	(196,886)	(166,236)
Total liabilities and stockholders' deficit	$402,684	$410,493

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$13,850	$12,103	$27,187	$23,708
Cost of goods sold(1)(2)	12,804	10,631	24,607	20,775
Gross profit	1,046	1,472	2,580	2,933
Operating expenses:
Research and development(1)(2)	4,577	6,485	10,292	13,462
Sales and marketing(1)	2,876	2,392	5,120	4,506
General and administrative(1)(2)	7,541	8,045	15,050	16,149
Total operating expenses	14,994	16,922	30,462	34,117
Loss from operations	(13,948)	(15,450)	(27,882)	(31,184)
Other income (expense):
Change in fair value of warrant liabilities	(1,387)	(1,499)	3,856	(5,009)
Interest expense, net	(4,486)	(4,602)	(8,520)	(23,440)
Other income (expense), net	—	(26)	7	381
Net loss	(19,821)	(21,577)	(32,539)	(59,252)
Less: Deemed dividend to preferred stockholders	—	—	—	403
Net loss attributable to common stockholders	$(19,821)	$(21,577)	$(32,539)	$(59,655)

Net loss applicable to common stockholders per common share:
Basic and diluted	$(0.68)	$(1.63)	$(1.22)	$(5.40)
Weighted average common shares outstanding:
Basic and diluted	29,070,934	13,270,197	26,697,567	11,051,720

(1) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$23	$75	$44	$86
Research and development	23	145	51	161
Sales and marketing	43	245	86	282
General and administrative	906	1,795	1,807	2,321
Total stock-based compensation expense, net of amounts capitalized	$995	$2,260	$1,988	$2,850

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$2,667	$2,050	$4,933	$3,963
Research and development	1,913	2,529	4,271	5,215
General and administrative	991	1,277	1,996	2,558
Total depreciation and amortization	$5,571	$5,856	$11,200	$11,736
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2025	22,223,800	$2	$351,371	$(517,609)	$(166,236)
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	527,495	—	(99)	—	(99)
Stock-based compensation	—	—	1,032	—	1,032
Net loss	—	—	—	(12,718)	(12,718)
Balance, March 31, 2026	22,751,295	2	352,304	(530,327)	(178,021)
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	439,016	—	(82)	—	(82)
Stock-based compensation	—	—	1,038	—	1,038
Net loss	—	—	—	(19,821)	(19,821)
Balance, June 30, 2026	23,190,311	$2	$353,260	$(550,148)	$(196,886)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2024	8,656,122	$1	$322,729	$(423,230)	$(100,500)
Issuance of common stock for PIPE Investment, net of issuance costs	1,771,586	—	3,477	—	3,477
Deemed dividend to Series A Preferred Stock	—	—	(403)	—	(403)
Vesting of restricted stock units, net	215,260	—	—	—	—
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(37,675)	(37,675)
Balance, March 31, 2025	10,642,968	1	326,450	(460,905)	(134,454)
Conversion of Series A Preferred Stock to common stock	10,728,414	1	21,407	—	21,408
Vesting of restricted stock units, net and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	412,895	—	(536)	—	(536)
Stock-based compensation	—	—	2,437	—	2,437
Net loss	—	—	—	(21,577)	(21,577)
Balance, June 30, 2025	21,784,277	$2	$349,758	$(482,482)	$(132,722)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LOCAL BOUNTI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(32,539)	$(59,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,944	9,951
Amortization	1,256	1,785
Stock-based compensation expense, net of amounts capitalized	1,988	2,850
Allowance for expected credit losses	(18)	(18)
Inventory allowance	(242)	(384)
Loss on disposal of property and equipment	76	14
Change in fair value of warrant liabilities	(3,856)	5,009
Paid-in-kind interest	308	15,293
Amortization of debt premium	(4,131)	(1,717)
Amortization of debt issuance costs	328	2,100
Interest expense on financing obligation	314	314
Changes in operating assets and liabilities:
Accounts receivable	(649)	(138)
Inventory	72	170
Prepaid expenses and other current assets	(987)	(49)
Other assets	—	(160)
Accounts payable	2,624	(1,027)
Operating lease liabilities	(1)	(3)
Finance lease liabilities	7	31
Accrued liabilities	12,069	6,961
Net cash used in operating activities	(13,437)	(18,270)

Investing Activities:
Purchases of property and equipment	(2,154)	(10,884)
Net cash used in investing activities	(2,154)	(10,884)

Financing Activities:
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	21,408
Proceeds from issuance of common stock, net of issuance costs	—	3,543
Proceeds from issuance of debt	750	10,468
Proceeds from issuance of long-term debt, net of debt issuance costs	14,921	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(181)	(536)
Principal payment on financing obligation	(448)	—
Principal payment on finance lease liabilities	(36)	(24)
Net cash provided by financing activities	15,006	34,859
Net change in cash and cash equivalents and restricted cash	(585)	5,705
Cash and cash equivalents and restricted cash at beginning of period	10,719	7,466
Cash and cash equivalents and restricted cash at end of period	$10,134	$13,171

Reconciliation of cash, cash equivalents, and restricted cash from the Unaudited Condensed Consolidated Balance Sheets to the Unaudited Condensed Consolidated Statements of Cash Flows

Cash and cash equivalents	$3,629	$5,286
Restricted cash	6,505	7,885
Total cash and cash equivalents and restricted cash as shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$10,134	$13,171

Non-cash investing and financing activities:
Initial fair value of 2026 U.S. Bounti Warrant issued in connection with convertible note, recorded as debt discount	$6,018	$—
Addition of finance lease obligations and right-of-use assets	$208	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$195	$658
Stock-based compensation capitalized to property and equipment, net	$82	$234
Conversion of Series A Preferred Stock to common stock	$—	$21,408
Accrued interest capitalized to debt	$—	$15,293
Transaction costs recorded to Preferred Stock included in accounts payable	$—	$469
Deemed dividend to preferred stockholders	$—	$403

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
The Unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2025 (the "Annual Financial Statements") as filed with the SEC. In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, its cash flows for the six months ended June 30, 2026 and 2025, and its stockholders' deficit for the three and six months ended June 30, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2025 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Liquidity and Going Concern

The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued. When substantial doubt exists under this methodology, the Company's management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of its plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued.
The Company's expectation of generating operating losses and negative operating cash flows in the future, and the need for additional funding to support the Company's planned operations initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales, as well as the financing completed on August 7, 2026, which provided $12.5 million of gross proceeds through the issuance of a convertible note and warrant as disclosed in Note 13, Subsequent Events, will be sufficient to fund the Company's operations for at least 12 months from the issuance date of the accompanying Consolidated Financial Statements and alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2026 that are considered to be significant or potentially significant to the Company.

3. Inventory
Inventory, net consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Raw materials	$3,220	$2,686
Production	5,108	5,655
Finished goods	259	317
Inventory allowance	(998)	(1,239)
Total inventory, net	$7,589	$7,419

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Machinery, equipment, and vehicles	$121,069	$119,440
Land	19,253	19,253
Buildings and leasehold improvements	262,399	262,058
Construction in progress	4,590	4,660
Less: Accumulated depreciation	(57,863)	(47,984)
Property and equipment, net	$349,448	$357,427
Depreciation expense related to property and equipment was approximately $4.9 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $9.9 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Interest	$2,070	$1,613
Payroll	1,400	642
Production	255	272
Professional services	958	239
Construction	—	109
Other	1,965	778
Total accrued liabilities	$6,648	$3,653

6. Debt
Debt consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Senior Facility	$302,750	$302,000
Debt premium related to Senior Facility, net of amortization	168,238	172,368
Convertible note, net of unamortized discounts	18,291	8,752
Total long-term debt, net	$489,279	$483,120

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

The Company determined that the 2025 U.S. Bounti Warrant requires liability classification under ASC 815 and will be remeasured at fair value each reporting period, with changes recognized in earnings. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Condensed Consolidated Balance Sheets at June 30, 2026, and December 31, 2025. The 2025 U.S. Bounti Warrant's initial fair value of $1.5 million was recorded as a debt discount to the $10.0 million 2025 Note, and will be amortized to interest expense over the 5-year term of the 2025 Note using the effective interest method. See Note 7, Fair Value Measurements, for a discussion of the method used to determine the fair value of the 2025 U.S. Bounti Warrant.

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

On June 10, 2026, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved, for purposes of complying with the rules of the NYSE, (i) the issuance of up to 7,882,861 shares of the Company's common stock upon the conversion of the 2026 Note, and (ii) the issuance of up to 5,500,000 shares of the Company's common stock underlying the 2026 U.S. Bounti Warrant.

The Company determined that the 2026 U.S. Bounti Warrant requires liability classification under ASC 815 and will be remeasured at fair value each reporting period, with changes recognized in earnings. Due to certain provisions that could result in the issuance of additional shares upon settlement, the warrant instrument did not meet the fixed-for-fixed criteria necessary for the instrument to be classified and recorded within equity. As a result, the warrant is accounted for at fair value until settled through exercise or expiration and is classified as a derivative liability in the Condensed Consolidated Balance Sheets at June 30, 2026. The 2026 U.S. Bounti Warrant’s initial fair value of $6.0 million was recorded as a debt discount to the $15.0 million 2026 Note, and will be amortized to interest expense over the 5-year term of the 2026 Note using the effective interest method. See Note 7, Fair Value Measurements, for a discussion of the method used to determine the fair value of the 2026 U.S. Bounti Warrant.

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

General Provisions of the Senior Facility

Pursuant to the Eleventh Amendment, interest on the Senior Facility will accrue at three-month SOFR plus 2.0%. On April 1, 2031, the interest rate will increase to three-month SOFR plus 6.0%. From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. Pursuant to a letter agreement entered into with Cargill Financial in August 2026, interest accrued during the quarters ending March 31, 2027 and June 30, 2027 may, at the Company's

election and so long as no default or event of default has occurred and is continuing, be paid in kind rather than in cash. See Note 13, Subsequent Events, for further information. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029.

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
•Minimum Liquidity: The Company is required to maintain minimum liquidity of $3.5 million through September 30, 2026 and $2.0 million thereafter. Subsequent to June 30, 2026, the Company was not in compliance with the minimum liquidity covenant. Pursuant to a letter agreement entered into with Cargill Financial in August 2026, Cargill Financial waived the resulting event of default and amended the minimum liquidity covenant to require minimum liquidity of $3.5 million through March 31, 2027 and $2.0 million thereafter. See Note 13, Subsequent Events, for further information.
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
7. Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring basis according to the valuation techniques the Company uses to determine their fair value:

	June 30, 2026
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$10,130	$—	$—
Liabilities:
2025 U.S. Bounti Warrant	$—	$—	$699
2026 U.S. Bounti Warrant	$—	$—	$7,003
Cargill Amended Warrants	$—	$—	$5,722

	December 31, 2025
	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements
Assets:
Money market funds	$10,531	$—	$—
Liabilities:
2025 U.S. Bounti Warrant	$—	$—	$1,166
Cargill Amended Warrants	$—	$—	$10,096

The fair value of the Company's money market funds is determined using quoted market prices in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair values due to their short-term maturities. Therefore, no unrealized gains or losses were recorded during the periods presented. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

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

The fair value of the Cargill Amended Warrants is determined using a Black-Scholes option pricing model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

June 30,
2026
(in thousands)
Balance as of December 31, 2025	$10,096
Fair value measurement adjustments recognized through change in fair value of warrant liability	(4,374)
Balance as of June 30, 2026	$5,722

The key inputs into the Black-Scholes option pricing model used to determine the fair value of the liability of the Cargill Amended Warrants were as follows at their measurement dates:

	June 30, 2026	December 31, 2025
Input
Share price	$1.29	$2.14
Risk-free interest rate	4.3%	3.9%
Volatility	119%	119%
Exercise price	$4.00	$4.00
Warrant life (years)	6.8	7.3
Dividend yield	—%	—%

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

The fair value of the 2025 U.S. Bounti Warrant is determined using a Black-Scholes option pricing model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

June 30,
2026
(in thousands)
Balance as of December 31, 2025	$1,166
Fair value measurement adjustments recognized through change in fair value of warrant liability	(467)
Balance as of June 30, 2026	$699

The key inputs into the Black-Scholes option pricing model used to determine the fair value of the liability of the 2025 U.S. Bounti Warrant were as follows at their measurement dates:

	June 30, 2026	December 31, 2025
Input
Share price	$1.29	$2.14
Risk-free interest rate	4.4%	4.2%
Volatility	119%	119%
Exercise price	$0.125	$0.125
Warrant life (years)	9.1	9.6
Dividend yield	—%	—%

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

The fair value of the 2026 U.S. Bounti Warrant is determined using a Black-Scholes option pricing model. The following table presents changes in the Level 3 fair value measurement for the warrant liability on a recurring basis:

June 30,
2026
(in thousands)
Balance as of March 13, 2026 (initial measurement)	$6,018
Fair value measurement adjustments recognized through change in fair value of warrant liability	985
Balance as of June 30, 2026	$7,003

The key inputs into the Black-Scholes option pricing model used to determine the fair value of the liability of the 2026 U.S. Bounti Warrant were as follows at their measurement dates:

	June 30, 2026	March 13, 2026 (initial measurement)
Input
Share price	$1.29	$1.11
Risk-free interest rate	4.4%	4.3%
Volatility	119%	118%
Exercise price	$0.125	$0.125
Warrant life (years)	9.7	10.0
Dividend yield	—%	—%
8. Stockholders' Deficit
Securities Purchase Agreement
On March 31, 2025, simultaneous with the Eleventh Amendment (see Note 6, Debt, for further information), the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for a $25 million investment (the "PIPE Investment"). In connection with the PIPE Investment, the Company issued 1,771,586 shares of common stock (the "PIPE Common Stock"), $0.0001 par value per share, and 10,728,414 shares Series A Preferred Stock (the "Series A Preferred Stock"), $0.0001 par value per share (and together with the PIPE Common Stock (the "Securities")) at a purchase price of $2.00 per share (the "Purchase Price") to comply with NYSE stockholder approval rules. As required by the NYSE shareholder approval rules, the Series A Certificate of Designations limited the number of shares of common stock issuable upon conversion of the Series A Preferred Stock such that, when aggregated with the shares of PIPE Common Stock issued at closing, such issuances would not exceed 19.99% of the Company’s issued and outstanding common stock until the date stockholder approval was obtained. Each share of Series A Preferred Stock was automatically converted into one share of common stock without any action by the holders on the first trading day after the Company obtained stockholder approval, which the Company obtained at its June 11, 2025, Annual Meeting of Stockholders. The Investors are subject to a 180-day lock-up period with respect to the Securities purchased in the PIPE Investment.

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

The Series A Preferred Stock was initially classified in temporary equity in the Unaudited Condensed Consolidated Balance Sheets as prior to its conversion to common stock it was contingently redeemable in cash at the original purchase price at the holder’s option upon the occurrence of events which were deemed outside of the Company’s control. In accordance with the accounting guidance for contingently redeemable equity instruments, the Company elected to record changes in redemption value immediately as the changes occur, and to adjust the carrying amount of the Series A Preferred Stock to its redemption value at the end of each reporting period. At issuance, the Series A Preferred Stock had a relative fair value of $21.1 million. At the end of the reporting period on March 31, 2025, the redemption value of the Series A Preferred Stock was equal to the original purchase price of $2.00 per share, or $21.5 million. Consequently, the Company recognized a $0.4 million increase to the initial carrying value of the Series A Preferred Stock and a decrease to additional paid in capital to reflect the Series A Preferred Stock at its maximum redemption value. This increase to the carrying value was treated as a deemed dividend to the preferred stockholders and increased the net loss attributable to common stockholders and basic net loss per share for the three months ended March 31, 2025. See Note 10, Net Loss Per Share, for further information.

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
9. Stock-Based Compensation
Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Average Grant-Date Fair Value
Unvested and outstanding at December 31, 2025	2,865,075	$2.70
Granted	1,237,920	$1.86
Forfeited	(408,303)	$2.29
Vested	(1,117,562)	$2.82
Vested, unsettled	175,000	$2.04
Unvested and outstanding at June 30, 2026	2,752,130	$2.29

Total RSU expense, net of amounts capitalized, for the three and six months ended June 30, 2026 was $1.0 million and $2.0 million, respectively. Total RSU expense, net of amounts capitalized, for the three and six months ended June 30, 2025 was $2.2 million and $2.8 million, respectively. As of June 30, 2026, the total compensation cost related to unvested RSUs not yet recognized is $4.4 million. Unvested RSU expense not yet recognized is expected to be recognized over a weighted average period of 2.2 years.

10. Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including restricted stock awards and units, convertible preferred stock, and common stock warrants using the treasury stock method or the if-converted method, as applicable. For the three and six months ended June 30, 2026 and 2025, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss attributable to common stockholders is the same for all periods presented.

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

The following table sets forth the computation of the Company's net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(19,821)	$(21,577)	$(32,539)	$(59,655)
Weighted average common shares outstanding, basic and diluted	29,070,934	13,270,197	26,697,567	11,051,720
Net loss per common share, basic and diluted	$(0.68)	$(1.63)	$(1.22)	$(5.40)

The following table discloses the securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	6,241,475	6,241,475	6,241,475	6,241,475
U.S. Bounti LLC Convertible Notes	9,804,000	—	9,804,000	—
Restricted Stock	—	—	—	9,824
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

Segment operating results, including significant expenses regularly provided to the CODM, along with a reconciliation of segment operating loss to consolidated net loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Sales	$13,850	$12,103	$27,187	$23,708
Less:
Salaries and wages	7,230	7,919	14,310	16,507
Transportation and delivery	1,297	767	2,157	1,597
Depreciation and amortization	5,571	5,856	11,200	11,736
Interest expense, net	4,486	4,602	8,520	23,440
Stock-based compensation expense, net of amounts capitalized	995	2,260	1,988	2,850
Other segment items(1)	14,092	12,276	21,551	26,830
Segment net loss	(19,821)	(21,577)	(32,539)	(59,252)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(19,821)	$(21,577)	$(32,539)	$(59,252)
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

13. Subsequent Events
On August 7, 2026, the Company entered into a Convertible Note and Warrant Purchase Agreement with U.S. Bounti, LLC, providing for the issuance of (i) a convertible note with an initial principal balance of $12.5 million (the "August 2026 Note") and (ii) a common stock purchase warrant (the "August 2026 U.S. Bounti Warrant") pursuant to which U.S. Bounti, LLC has the right to purchase and acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.125 per share. The August 2026 U.S. Bounti Warrant is exercisable beginning on the date of issuance and expires on August 7, 2036. The proceeds are expected to be used for working capital and general corporate purposes.
The August 2026 Note bears interest at a rate of 7.0% per year, commencing on August 7, 2026, with a maturity date of August 7, 2031. Interest will accrue semi-annually on each June 30 and December 31, commencing December 31, 2026, and will be payable semi-annually in arrears by automatically increasing the principal amount of the August 2026 Note by the amount of such interest, with such increased amount thereafter accruing interest. From time to time after the third anniversary of issuance, interest may be payable quarterly in arrears in cash, commencing December 31, 2029, so long as certain conditions are met, including receipt of the prior written approval of Cargill Financial, as sole lender under the Senior Facility, if the senior obligations thereunder have not been paid in full.
The August 2026 Note is convertible into shares of the Company's common stock at the option of U.S. Bounti, LLC at an initial conversion price of $1.37 per share, subject to adjustment for stock splits, dividends or distributions, recapitalizations or similar transactions. On August 7, 2030, 50% of the outstanding obligations under the August 2026 Note will automatically convert into shares of the Company's common stock at the conversion price, with the remaining 50% automatically converting on the maturity date, in each case unless certain conditions are met that permit repayment in cash. Conversion of the full initial principal amount of the August 2026 Note would result in the issuance of 9.1 million shares of common stock if converted at $1.37 per share, subject to increase for any paid-in-kind interest added to the outstanding principal. The August 2026 Note is subordinated to obligations under the Company's Senior Facility.
The number of shares of common stock issuable upon conversion of the August 2026 Note and exercise of the August 2026 U.S. Bounti Warrant is limited to 1% of the Company's issued and outstanding common stock until stockholder approval of such issuances is obtained, as required by NYSE rules. The Company has agreed to seek such approval at a special meeting of stockholders to be held no later than November 30, 2026.
Also on August 7, 2026, the Company entered into a letter agreement with Cargill Financial to amend certain terms of the Senior Facility. Pursuant to the letter agreement, Cargill Financial (i) consented to the issuance of the August 2026 Note and the August 2026 U.S. Bounti Warrant; (ii) waived an event of default arising from noncompliance with the minimum liquidity covenant under the Senior Facility, conditioned upon the funding in full of the $12.5 million of proceeds from the August 2026 Note; (iii) amended the minimum liquidity covenant to require minimum liquidity of $3.5 million through March 31, 2027 and $2.0 million thereafter; and (iv) permitted the Company, at its election and so long as no default or event of default has occurred and is continuing, to pay interest accrued during the quarters ending March 31, 2027 and June 30, 2027 in kind rather than in cash.

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

Our first facility in Hamilton, Montana (the "Montana Facility") commenced construction in 2019, reached commercial operation by the second half of 2020, and now acts as a corporate headquarters without active commercial operations. The Company is currently evaluating the future commercial use of its Montana facility. Management is exploring various utilization options, including supporting capacity needs within the Company’s existing network as well as potential third-party commercial arrangements. In 2022, we acquired California-based complementary greenhouse farming company Hollandia Produce Group, Inc. and its subsidiaries, which operated under the name Pete's (the "Pete's Acquisition"). Through the Pete's Acquisition, we significantly increased our growing footprint to include two then-existing facilities in California and one under-construction facility in Georgia. The Georgia facility became operational in July 2022 and was significantly expanded in 2023. In 2024, we completed construction of two new facilities in Washington and Texas.

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

Product Development

Following discussions with a major retailer in the second quarter of 2026, we are relaunching our Single Serve Salad Kit line and agreed with a retailer to a pilot launch throughout the Mid-Atlantic region in approximately 400 stores in the fall of 2026. We expect that a successful launch will be a driver for continued growth of this product line in the future.

Our other core lines continued to build on recent momentum: the family-sized Romano Caesar Salad Kit, following a 75% increase in baseline velocity in the fourth quarter of 2025, launched in an additional distribution center in May 2026, which quickly reached similar velocities achieved by the rest of its distribution network. In addition, we continue to pursue growth in our arugula offering, an area where we see a notable supply gap versus conventional arugula, following successful 2025 launches at our Washington and Texas facilities.

Distribution

Retailers, customers, and consumers are paying closer attention than ever to the safety and traceability of fresh product – and to where and how it is grown. Conversations that used to center on cost and availability now also focus on traceability, water sourcing, and environmental control – all questions our controlled-environment model was built to solve for. This shift does not create demand overnight, but we expect the shift to drive long-term growth as retailers, and ultimately consumers, increasingly choose product based on where and how it is grown and the brand behind it.

We currently service approximately 13,000 retail doors and continue to build on our base of blue-chip retail relationships. We have seen successful distribution growth over the past two quarters, including:

•In the first quarter of 2026, a six-SKU rollout covering more than 250 Harris Teeter stores.
•In the first quarter of 2026, a new large regional retailer operating approximately 160 retail stores.
•In the first and second quarter of 2026, we were awarded bids extending supply arrangements with multiple national retail accounts, spanning key product lines including baby leaf lettuce and organic butter lettuce.
•In July 2026, we launched a new retail partner in the Mid-South region featuring five SKUs across approximately 66 retail stores.
•In August 2026, we launched a new retail partner in the Rocky Mountain region featuring four SKUs across approximately 110 stores, with shipments beginning early in the month.

Together, these wins reflect the strength of our relationships with blue-chip retail partners and their continued confidence in our ability to deliver consistent, high-quality products over the long term.

Commercial Facilities Update

Yield Enhancement

We continue to advance our yield improvement and cost reduction initiatives across our facility network. Tower upgrades were completed at our Georgia, Texas, and Washington facilities during the fourth quarter of 2025, which resulted in enhanced production efficiency and an increase in run-rate yield capacity to reach our highest historical yields and its yields remain at this improved run-rate capacity today.

As mentioned last quarter, we are also making investments in our California facilities to improve operational efficiency. These selective investments are on track and are still expected to deliver as much as a 20% improvement to yields, while simultaneously improving facility operational efficiency and strengthening our position in the living butterhead lettuce market. Across all facilities, we continue to make tangible progress on the cost side of the business. For example, more efficient seeding practices have lowered seed costs by approximately 20% year-over-year, and we expect to continue garnering cost savings across procurement, maintenance, labor efficiency, and freight management across our network.

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

•Invest in product innovation and development; and

•Invest in sales and marketing efforts to increase brand awareness, engage customers, and drive sales of our products

Results of Operations

Three and Six Months Ended June 30, 2026 compared to the Three and Six Months Ended June 30, 2025

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands)				(in thousands)
Sales	$13,850	$12,103	1,747	14%	$27,187	$23,708	3,479	15%
Cost of goods sold(1)(2)	12,804	10,631	2,173	20%	24,607	20,775	3,832	18%
Gross profit	1,046	1,472	(426)	(29)%	2,580	2,933	(353)	(12)%
Operating expenses:
Research and development(1)(2)	4,577	6,485	(1,908)	(29)%	10,292	13,462	(3,170)	(24)%
Sales and marketing(1)	2,876	2,392	484	20%	5,120	4,506	614	14%
General and administrative(1)(2)	7,541	8,045	(504)	(6)%	15,050	16,149	(1,099)	(7)%
Total operating expenses	14,994	16,922	(1,928)	(11)%	30,462	34,117	(3,655)	(11)%
Loss from operations	(13,948)	(15,450)	1,502	(10)%	(27,882)	(31,184)	3,302	(11)%
Other income (expense):
Change in fair value of warrant liabilities	(1,387)	(1,499)	112	(7)%	3,856	(5,009)	8,865	(177)%
Interest expense, net	(4,486)	(4,602)	116	(3)%	(8,520)	(23,440)	14,920	(64)%
Other income (expense), net	—	(26)	26	(100)%	7	381	(374)	(98)%
Net loss	$(19,821)	$(21,577)	1,756	(8)%	$(32,539)	$(59,252)	26,713	(45)%
(1) Amounts include stock-based compensation as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands)				(in thousands)
Cost of goods sold	$23	$75	(52)	(69)%	$44	$86	(42)	(49)%
Research and development	23	145	(122)	(84)%	51	161	(110)	(68)%
Sales and marketing	43	245	(202)	(82)%	86	282	(196)	(70)%
General and administrative	906	1,795	(889)	(50)%	1,807	2,321	(514)	(22)%
Total stock-based compensation expense, net of amounts capitalized	$995	$2,260	(1,265)	(56)%	$1,988	$2,850	(862)	(30)%

(2) Amounts include depreciation and amortization as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of goods sold	$2,667	$2,050	617	30%	$4,933	$3,963	970	24%
Research and development	1,913	2,529	(616)	(24)%	4,271	5,215	(944)	(18)%
General and administrative	991	1,277	(286)	(22)%	1,996	2,558	(562)	(22)%
Total depreciation and amortization	$5,571	$5,856	(285)	(5)%	$11,200	$11,736	(536)	(5)%

The following sections discuss and analyze the changes in the significant line items in our Unaudited Condensed Consolidated Statements of Operations for the comparative periods in the table above.

Sales

We derive our revenue from the sale of produce grown at our five facilities. Sales increased by $1.7 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 and sales increased by $3.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due to increased production and growth in sales from our facilities in Georgia, Texas and Washington.

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
Cost of goods sold increased by $2.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 and increased by $3.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due to production ramp-up at our facilities in Georgia, Texas and Washington.

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
Research and development costs decreased by $1.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 and decreased by $3.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily attributable to the maturation of our production, harvesting, and post-harvest packaging initiatives. As testing and refinement of our commercial-scale Stack & Flow Technology and related production processes at the Washington, Texas, and Georgia facilities progressed toward operational deployment, associated development activities declined.

Sales and Marketing

Sales and marketing expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our sales and marketing teams, transportation and delivery costs, marketing, and advertising, among others.

Sales and marketing costs increased by $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase is driven primarily by an increase of $0.4 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales. The remaining difference is due to individually immaterial differences.

Sales and marketing costs increased by $0.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase is driven primarily by an increase of $0.4 million in transportation and delivery costs as a result of increased shipments of produce driven by an increase in sales. The remaining difference is due to individually immaterial differences.

General and Administrative

General and administrative expenses consist of employee compensation, including salaries, benefits, and stock-based compensation for our executive, legal, finance, information technology, and human resources teams, expenses for third-party professional services, insurance, computer hardware and software, and amortization of intangible assets, among others.

General and administrative expenses decreased by $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by a decrease of $0.3 million in salaries, benefits, and payroll-related expenses, a decrease of $0.9 million in stock-based compensation, and a decrease of $0.3 million in depreciation and amortization. This decrease was partially offset by an increase of $0.7 million in professional fees and an increase of $0.3 million in property tax. The remaining difference is due to individually immaterial differences.

General and administrative expenses decreased by $1.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by a decrease of $1.4 million in salaries, benefits, and payroll-related expenses, a decrease of $1.3 million in depreciation and amortization, a decrease of $0.5 million in stock-based compensation, and a decrease in insurance of $0.2 million. This decrease was partially offset by an increase of $1.5 million in professional fees and an increase of $0.3 million in property tax. The remaining difference is due to individually immaterial differences.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities reflects mark-to-market adjustments related to our outstanding warrants, including the Cargill Amended Warrants, the 2025 U.S. Bounti Warrant, and the 2026 U.S. Bounti Warrant issued in connection with our convertible note financing.

During the comparative periods, fluctuations in fair value were driven primarily by (i) amendments to the Cargill Amended Warrants, including reductions in exercise price and extensions of contractual lives pursuant to the Eleventh Amendment to our credit agreement, (ii) the issuance of the 2026 U.S. Bounti Warrant and the 2025 U.S. Bounti Warrant, and (iii) changes in key valuation inputs, most notably our stock price at each reporting date. As a result of these factors, the Company recognized a net loss of $1.4 million and a net gain of $3.9 million for the three and six months ended June 30, 2026, respectively, compared to a net loss of $1.5 million and a net loss of $5.0 million for the three and six months ended June 30, 2025, respectively.

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

Interest expense, net decreased by $0.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 and decreased by $14.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 is primarily due to a decrease in the principal amount outstanding under the Senior Facility as well as a reduction in the overall interest rate as a result of the Eleventh Amendment.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since our inception. At June 30, 2026, we had an accumulated deficit of $550.1 million and cash and cash equivalents and restricted cash of $10.1 million.

As of June 30, 2026, the principal amount due under our credit facility with Cargill Financial totaled $302.8 million, none of which is classified as current. In addition, the Company has outstanding convertible notes with an initial principal of $25.0 million to U.S. Bounti, LLC, none of which is classified as current. Subsequent to June 30, 2026, the Company issued an additional convertible note to U.S. Bounti, LLC with an initial principal balance of $12.5 million, together with a warrant to purchase 1,000,000 shares of the Company's common stock, which provided $12.5 million of gross proceeds. See Note 13, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements for further information. The debt agreements with Cargill Financial contain various financial and non-financial covenants and certain restrictions on our business, which include restrictions on additional indebtedness, minimum liquidity and other financial covenants, and material adverse effects that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of these debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness.

In August 2026, in connection with the issuance of the August 2026 Note, the Company entered into a letter agreement with Cargill Financial pursuant to which Cargill Financial waived an event of default arising from noncompliance with the minimum liquidity covenant, amended the minimum liquidity covenant to require minimum liquidity of $3.5 million through March 31, 2027 and $2.0 million thereafter, and permitted the Company, at its election and subject to certain conditions, to pay interest accrued during the quarters ending March 31, 2027 and June 30, 2027 in kind rather than in cash, as further described in Note 13, Subsequent Events.

The CEA business is capital-intensive. Currently, our primary sources of liquidity and capital resources are cash on hand, cash flows generated from the sale of our products, and proceeds from the August 2026 convertible note financing. Cash expenditures over the next 12 months are expected to include general operating costs for employee wages and related benefits, outside services for legal, accounting, IT infrastructure, and costs associated with growing, harvesting, and selling our products, such as the purchase of seeds, soil, nutrients, and other growing supplies, shipping and fulfillment costs, and facility maintenance costs. In addition, interest on the first $100 million principal balance of the Cargill Senior Facility (as discussed further in the Cargill Loans section below) is scheduled to become payable in cash quarterly beginning April 1, 2027; however, pursuant to the August 2026 letter agreement with Cargill Financial, the Company may elect, so long as no default or event of default has occurred and is continuing, to pay interest accrued during the quarters ending March 31, 2027 and June 30, 2027 in kind. If the Company makes this election for both quarters, the first required quarterly cash interest payment would occur on October 1, 2027, with respect to interest accrued during the quarter ending September 30, 2027. The quarterly cash interest payments are estimated to be approximately $1.5 million each quarter through January 2, 2030, based on the current three-month SOFR rate plus the applicable margin.
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

Cargill Loans

As of June 30, 2026, a total of $302.8 million of principal was outstanding on the Senior Facility. The Senior Facility is included in "Long-term debt, net" on the Unaudited Condensed Consolidated Balance Sheets. The Eleventh Amendment, as described in Note 6, Debt, to the Unaudited Condensed Consolidated Financial Statements, resulted in a lower principal balance and a reduced interest rate. In addition, a debt premium recorded in connection with the amendment will be amortized as a reduction to interest expense over the 10-year term of the Amended Senior Credit Agreement using the effective interest method.

From January 1, 2027 to December 31, 2029, interest will accrue on $100 million of the Senior Facility and will be due and payable in cash starting the first business day after the close of each calendar quarter, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029; provided that, pursuant to the August 2026 letter agreement with Cargill Financial described in Note 13, Subsequent Events, interest accrued during the quarters ending March 31, 2027 and June 30, 2027 may, at the Company's election and so long as no default or event of default has occurred and is continuing, be paid in kind. Interest accruing on the outstanding principal balance of the Senior Facility in excess of $100 million will, at the Company’s option, either be paid in cash or paid in kind, beginning with the quarter commencing April 1, 2027, and continuing through December 31, 2029. As the Company expects to elect to pay interest accrued during the quarters ending March 31, 2027 and June 30, 2027 in kind pursuant to the August 2026 letter agreement, no cash interest payments are expected to be due within the next twelve months, and accrued interest has been classified within “Accrued interest, noncurrent” on the Unaudited Condensed Consolidated Balance Sheets.
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

Financing Obligations

We have three financing obligations related to sale leaseback transactions that did not qualify for sales treatment of the underlying assets. The following table summarizes future aggregate financing obligation payments by fiscal year:

Financing Obligation
(in thousands)
Remainder of 2026	$3,000
2027	6,456
2028	5,439
2029	5,585
2030	5,735
Thereafter	110,213
Total financing obligation payments	$136,428

Cash Flow Analysis

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(13,437)	$(18,270)
Net cash used in investing activities	(2,154)	(10,884)
Net cash provided by financing activities	15,006	34,859
Cash and cash equivalents and restricted cash at beginning of period	10,719	7,466
Cash and cash equivalents and restricted cash at end of period	$10,134	$13,171

Net Cash Used In Operating Activities

Net cash used in operating activities was $13.4 million for the six months ended June 30, 2026 due to a net loss of $32.5 million, a non-cash gain of $3.9 million related to change in fair value of warrant liabilities, and $4.1 million in amortization of debt premium. This was partially offset by non-cash activities of $11.2 million in depreciation and amortization expense, $2.0 million in stock-based compensation expense, net of amounts capitalized, $0.3 million in amortization of debt issuance costs, and $13.1 million net increase of cash from changes in operating assets and liabilities.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.2 million for the six months ended June 30, 2026, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2025, due primarily to purchases of construction materials and services, equipment, and other items for the Washington and Texas facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $15.0 million for the six months ended June 30, 2026, primarily driven by $14.9 million of proceeds from the issuance of the U.S. Bounti, LLC convertible note.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as set forth below:

Although our products have not been implicated in the recent Cyclospora outbreak, negative customer and consumer reactions to the outbreak could have a material adverse effect on our results of operations and financial condition.

Since May 2026, the Centers for Disease Control and Prevention, the U.S. Food and Drug Administration, and public health officials in several states have been investigating a multistate outbreak of Cyclospora infections linked to iceberg lettuce. In July 2026, a large lettuce producer initiated a recall of iceberg lettuce sourced from an outdoor growing facility in central Mexico. Cyclospora is a microscopic parasite that can cause gastrointestinal illness in humans and is often associated with water used to irrigate or wash produce grown outdoors.

Local Bounti’s products have not been affected by the current outbreak or related recalls. However, public concern over the outbreak has generated widespread apprehension regarding the consumption of lettuce and other produce, and many customers and consumers have responded by shifting away from purchasing lettuce, regardless of whether it is grown outdoors or indoors or subject to the current recalls. This shift in purchasing behavior, whether or not directly related to our products, could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report which were not previously reported in a Current Report on Form 8-K.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

3.4	Certificate of Amendment to Certificate of Incorporation of Local Bounti Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
3.5	Amended and Restated Bylaws of Local Bounti Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on June 14, 2024).
4.1	Convertible Note by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on August 7, 2026).
4.2	Common Stock Purchase Warrant issued by Local Bounti Corporation to U.S. Bounti, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on August 7, 2026).
10.1
Convertible Note and Warrant Purchase Agreement, dated August 7, 2026, by and between Local Bounti Corporation and U.S. Bounti, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on August 7, 2026).

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
101
The following financial statements from Local Bounti’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (a) Unaudited Condensed Consolidated Statements of Cash Flows, (b) Unaudited Condensed Consolidated Statements of Operations, (c) Unaudited Condensed Consolidated Balance Sheets, and (d) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).
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

Local Bounti Corporation

/s/ Kathleen Valiasek
Name: Kathleen Valiasek
Title: President and Chief Executive Officer
Date: August 12, 2026
(Duly Authorized Officer)

/s/ Anthony Hughes
Name: Anthony Hughes
Title: Interim Chief Financial Officer
Date: August 12, 2026
(Principal Financial and Accounting Officer)